Form 10QSB
period 1996-03-31
BONDED MOTORS INC
filed 1996-05-03
CIK 1006376

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996


[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 FOR THE TRANSITION PERIOD FROM        TO
                                           --------  --------

                          Commission File No. 0-28102
                                              -------

                              BONDED MOTORS, INC.
                              -------------------
                (Name of small business issuer in its charter)


               California                                       95-2698520
     ------------------------------                          ----------------
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                         Identification No.)

7522 South Maie Avenue, Los Angeles, CA                            90001
- ---------------------------------------                            -----
(address of principal executive offices)                         Zip Code

Issuer's telephone number:    (213) 583-8631

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                            Yes [X]         No [_]

    There were 3,000,000 shares of common stock outstanding at May 2, 1996

                              BONDED MOTORS, INC.

                                     INDEX

                                                                          PAGE
Part I  - FINANCIAL INFORMATION

          Item 1. Financial Statements

          Balance Sheet as of March 31, 1996..............................   3

          Statements of Earnings (loss) for the three month periods
                  ended March 31, 1996 and 1995...........................   4

          Statements of Cash Flows for the three month periods
                  ended March 31, 1996 and 1995............................  5

          Notes to Financial Statements.................................... 6-8

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operation............. 9-10

Part II - OTHER INFORMATION

          Item 6. Exhibits and Reports..................................... 11

          Signature........................................................ 12

                              BONDED MOTORS, INC.
                                 BALANCE SHEET
                                MARCH 31, 1996
                                  (Unaudited)

                                    ASSETS

Current assets:
   Cash                                                                       $  105,262
   Trade accounts receivable
      (less allowance for doubtful accounts of $45,229)                        2,213,166
   Inventories: (note B)
      Parts                                                                      689,252
      Work in process                                                            256,635
      Finished goods                                                           1,437,737
                                                                              ----------
                                                                               2,383,624
                                                                              ----------

   Deferred Tax assets                                                           551,305
   Prepaid expenses and other current assets                                     107,279
                                                                              ----------
      Total current assets                                                     5,360,636
                                                                              ----------
Property and equipment, at cost:
   Machinery and equipment                                                       990,628
   Furniture and fixtures                                                        302,582
                                                                              ----------
                                                                               1,293,210
   Less accumulated depreciation and amortization                              1,036,653
                                                                              ----------
      Net property and equipment                                                 256,557
                                                                              ----------
Other assets                                                                     515,418
                                                                              ----------
                                                                              $6,132,611
                                                                              ==========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                           $2,261,378
   Accrued expenses                                                              664,107
   Income taxes payable                                                           96,029
   Current portion of long term debt to bank                                     183,996
   Notes payable to related parties                                              100,000
                                                                              ----------
                                                                               3,305,510
                                                                              ----------
Notes payable to bank, less current portion (note C)                           1,638,888

Shareholders' equity (note E)
   Preferred stock, no par value.  Authorized 1,000,000 shares;
     none issued and outstanding                                                      --
   Common stock, no par value.  Authorized 10,000,000 shares;
     issued and outstanding 2,000,000 shares                                     212,500
   Retained earnings                                                           1,175,713
   Notes receivable from exercise of stock options                              (200,000)
                                                                              ----------
      Total shareholders' equity                                               1,188,213
                                                                              ----------
                                                                              $6,132,611
                                                                              ==========

                See accompanying notes to financial statements

                              BONDED MOTORS, INC.
                         STATEMENTS OF EARNINGS (LOSS)
                                  (Unaudited)


                                                                           For the three Months Ended
                                                                                    March 31
                                                                           --------------------------
                                                                              1996             1995
                                                                              ----             ----
Net sales                                                                 $4,205,375      $2,396,033
Cost of sales                                                              3,297,046       2,019,377
                                                                          ----------      ----------
            Gross profit                                                     908,329         376,657

Selling, general and administrative expenses                                 599,433         456,944
                                                                          ----------      ----------
            Earnings from operations                                         308,896         (80,287)

Other (expenses):
   Interest expense                                                          (34,850)        (20,566)
   Other                                                                          --         (13,558)
                                                                          ----------      ----------
            Earnings before income taxes                                     274,046        (114,411)

Income tax (expense) benefit                                                 (90,789)         14,000
                                                                          ----------      ----------
            Net earnings (loss)                                           $  183,257      $ (100,411)
                                                                          ==========      ==========

Earnings per common and common equivalent shares                          $     0.09      $    (0.05)
                                                                          ==========      ==========
Weighted average common and common equivalent shares outstanding           2,000,000       1,965,957
                                                                          ==========      ==========

                See accompanying notes to financial statements.

                              BONDED MOTORS, INC.
         STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31
                                  (Unaudited)

                                                                           1996              1995
                                                                           ----              ----
Cash flows from operating activities:
   Net earnings (loss)                                                  $  183,257       $  (100,411)
                                                                        ----------       -----------
   Adjustments to reconcile net earnings to net cash provided by operating activities:
          Depreciation and amortization                                     12,312             7,440
          (Increase) decrease in assets:
             Accounts receivable                                          (634,983)         (264,292)
             Inventories                                                  (280,869)          (13,022)
             Deferred tax assets                                           (32,305)          (14,000)
             Prepaid expenses                                             (393,696)          (61,057)
          Increase (decrease) in liabilities:
             Accounts payable                                              768,006           191,597
             accrued expenses                                               46,017            37,530
             Income taxes payable                                         (226,906)            2,230
                                                                        ----------       -----------
                      Total adjustments                                   (742,424)         (113,574)
                                                                        ----------       -----------
                      Net cash provided by operating activities           (559,167)         (213,985)
                                                                        ----------       -----------
Cash flows from investing activities:
   Purchases of equipment                                                 (104,421)          (11,861)
                                                                        ----------       -----------
                      Net cash provided by investing activities           (104,421)          (11,861)
                                                                        ----------       -----------



Cash flows from financing activities:
   Borrowing from bank                                                   1,105,768               -
   Repayment of borrowings from bank                                      (452,884)
   Repayment of notes payable to related parties                          (917,771)          (19,514)
   Proceeds from long term bank loan                                       920,000
                                                                        ----------       -----------
                     Net cash provided by financing activities             655,113           (19,514)
                                                                        ----------       -----------
                     Net (decrease) in cash                                 (8,475)         (245,360)

Cash at beginning of period                                                113,737           234,564
                                                                        ----------       -----------
Cash at end of period                                                   $  105,262       $   (10,796)
                                                                        ==========       ===========

                See accompanying notes to financial statements.

                         BONDED MOTORS, INC.
                     NOTES TO FINANCIAL STATEMENTS
                               (UNAUDITED)


(NOTE A) - The Company and its Significant Accounting Policies:
- ---------------------------------------------------------------

Bonded Motors, Inc. formerly Production Engine Rebuilding Company, Inc. (the Company), remanufactures automobile engines primarily for domestic and Japanese imported cars and light trucks in the United States for resale to automotive retailers, end users and installers. Substantially all of the Company's sales are currently generated in the Southwest and Northwest regions of the United States.

 Basis of Presentation:
- -----------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring journals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements for the year ended December 31, 1995 and footnotes thereto included in the Company's Prospectus dated April 2, 1996.

Revenue Recognition and Core Accounting
- ---------------------------------------

Revenue is recognized upon shipment of product, net of a provision for core returns. The Company's customers are encouraged to return their old, rebuildable core as a credit against the identical engine purchased. The Company identifies the returned core to the original customer invoice and issues a credit memo equal to the core charge reflected on the original invoice. These core returns, recorded as a reduction in net sales, were $623,706 and $1,145,778 during the quarters ended March 31, 1995 and 1996 respectively.

Cores returned from customers are recorded into inventory on the same basis as the Company records purchases of cores from independent core suppliers, at the lower of average cost or market (net realizable value). Customer core returns provide approximately 60% of the Company's core requirements, and independent core suppliers provide the remaining 40% of the Company's core requirements.

Earnings (loss) per Share

Net earnings (loss) per share is based on the weighted average number of shares of common and common stock equivalents outstanding. Fully diluted net earnings
(loss) per share is not presented since the amounts either do not differ significantly from the primary net earnings per share presented or are anti-dilutive.

Supplemental earnings per share for the three-month period ended March 31, 1996 assuming the Company's initial public offering (note E) occurred on January 1, 1996 would be $.06 per share.

(NOTE B) - Inventories:
- -----------------------

Inventories are comprised of the following at March 31, 1996:

     Raw Materials and Cores...................      $  689,252
     Work in Process...........................         256,635
     Finished Engines..........................       1,437,737

               Total...........................       2,383,624

(NOTE C) - Long-Term Debt:
- --------------------------

The Company's long-term debt at March 31, 1996 consisted of borrowings under the revolving line of credit from a bank under which the Company may borrow up to $2,000,000 collateralized by inventory, accounts receivable, and substantially all other assets of the Company, in addition to a guarantee by the principal shareholder. Borrowings under the revolving line of credit bear interest at prime plus .5%. This agreement expires on May 1, 1997 and requires the Company to maintain certain financial ratios.

The Company's long-term debt also consisted of a $920,000 five year term loan with the same above referenced collateralization and guarantee. This term loan bears interest at prime plus .75%, and requires the Company to maintain certain financial ratios.

(NOTE D) - Income Taxes
- -----------------------

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

(NOTE E) - Stockholders Equity
- ------------------------------

On April 2, 1996, the Company completed its initial public offering of 1,000,000 shares of common stock at $5.875 per share,and warrants to purchase up to 100,000 shares of common stock at $7.05 per share.

The Company adopted a stock option plan in January 1996 which provide for the issuance of options to employees, officers and directors of the Company to purchase up to an aggregate of 400,000 shares of common stock. The Company also adopted a Directors' plan in January 1996 which provides for the issuance of options to outside directors of the Company to purchase up to an aggregate of 50,000 shares of Common Stock. On March 12, 1996, the Company granted 197,500 stock options to certain members of management at exercise prices ranging from $5.50 to $6.05 per share which approximates or exceeds the initial public offering price. The stock options vest ratably over two years.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

RESULTS OF OPERATIONS:

Net sales for the three months ended March 31, 1996 increased $1,809,342 or 75.5% over the three months ended March 31, 1995. Unit sales increased 62.8% for domestic remanufactured engines, and 109.1% for Japanese remanufactured engines. These increases are primarily attributable to increased demand for the Company's engines from its traditional customer base. In addition, the Company's distribution center in Auburn, Washington (opened in December, 1994) experienced an increase of 161% over the same period last year.

In March, 1996 the Company opened its second distribution center in Atlanta, Georgia. The Company intends to open additional distribution centers in 1996 and 1997.

Cost of goods sold for the three months ended March 31, 1996 increased 63.3% over the comparable year earlier period. Cost of goods sold as a percentage of sales decreased to 78.4% in the recent three month period from 84.3% a year earlier. The decline in cost of goods sold as a percentage of sales for the current reporting period is attributable to increased sales volume. The cost of goods sold for the current period were adversely affected by increased overtime hours utilized in engine production, along with other increased overhead expenses. Management authorized these increased costs in order to open and stock its new distribution center in Atlanta, Georgia.

Selling, general and administrative expenses increased 31.2% over the comparable period a year earlier, due primarily to increase sales and distribution expense. Selling, general and administrative expenses as a percentage of sales decreased to 14.3% in the recent three month period from 19.1% a year earlier. This decrease is attributable to increased sales volume.

Interest expense increased 69.4% to $34,850 for the quarter ended March 31, 1996. Borrowings under the Company's credit facility were greater in the most recent quarter, due mainly to carrying a larger inventory and openning the Atlanta, Georgia distribution center.

Pre-tax income for the period ended March 31, 1996 was $274,046. The March 31, 1995 corresponding quarter had a pre-tax loss of ($114,411). After tax earnings were $183,257 for the quarter ended March 31, 1996 versus an after tax loss of ($100,411) for the quarter ended March 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's operations have been financed principally by borrowings from its majority stockholder, borrowings under a bank revolving credit facility, and cash flows from operations. In March, 1996 the Company repayed all borrowings from its majority stockholder with a new five year term loan from its major bank. At March 31, 1996, the Company's working capital was $2,055,126.

Net cash used in operating activities during the three months ended March 31, 1996 of $559,167 was used primarily to finance an increase in accounts receivable, due to increased sales.

Net cash used in investing activities during the three months ended March 31, 1996 of $104,421 was due to the purchase of new equipment.

Net cash provided by financing activities of $655,113 related primarily from the Company's new credit facility. In February, 1996, the Company obtained a new credit facility from Metrobank providing for a revolving line of credit through May 1, 1997 for borrowings of up to $2,000,000 limited to 50% of eligible accounts receivable. Interest under the line of credit is due monthly at prime plus .5%. The credit facility also provides for a five year term loan of $920,000 with principal payments and interest at prime plus .75% due monthly. The credit facility is secured by a lien on substantially all of the assets of the Company, and is additionally guaranteed by the principal stockholder. At May 2, 1996 borrowings under the revolving credit facility were repaid with proceeds from the Company's IPO (see recent developments), and the balance of the term loan was approximately $889,333.

The Company's accounts receivable and inventory were $2,213,166 and $2,383,624 respectively, at March 31, 1996. Accounts receivable increased $634,983 (40.2%) and inventories increased $280,868 (13.4%) from December 31, 1995. These increases were due primarily to increased sales for the recently ended quarter, and the addition of inventory at the Atlanta, Georgia distribution center.

The Company believes that internally generated funds, the available borrowings under its existing credit facilities and the proceeds from its initial public offering will provide sufficient liquidity and enable it to meet its current and foreseeable working capital requirements.

RECENT DEVELOPMENTS:

In April, 1996 the Company completed an initial public offering (IPO) of 1,000,000 shares of the Company's stock through underwriters led by Commonwealth Associates and Cruttenden Roth Incorporated. Details of the offering may be found in the Company's Prospectus dated April 2, 1996.

Item 6.    Exhibits and Reports on Form 8-K

           (a)      Exhibits:
                    None

           (b)      Reports on Form 8-K
                    None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrants caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

                                               Bonded Motors, Inc.



                                               /s/ Paul Sullivan
Dated: May 2, 1996                             ______________________________
                                               Paul Sullivan
                                               Chief Financial Officer