Form 10QSB
period 1996-06-30
BONDED MOTORS INC
filed 1996-07-31
CIK 1006376

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________


                          Commission File No. 0-28102
                                              -------

                              BONDED MOTORS, INC.
                              -------------------

               (Name of small business issuer in its charter)


               California                                       95-2698520
     -------------------------------                         ----------------
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                         Identification No.)

7522 South Maie Avenue, Los Angeles, CA                            90001
- - ---------------------------------------                            -----
(Address of principal executive offices)                         Zip Code

Issuer's telephone number:      (213) 583-8631

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                            Yes [x]         No [_]


    There were 3,000,000 shares of common stock outstanding at July 30, 1996

                               BONDED MOTORS, INC.

                                      INDEX

Part I   - Financial Information                                        Page

           Item 1. Financial Statements

           Balance Sheet as of June 30, 1996............................. 3

           Statements of Earnings for the three and six month periods ended June 30, 1996, and 1995......................... 4

           Statements of Cash Flows for the six month periods
                   ended June 30, 1996 and 1995.......................... 5

           Notes to Financial Statements................................ 6-8

           Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operation......... 9-11

Part II  - Other Information

           Item 6. Exhibits and Reports................................. 12

           Signature.................................................... 13

                               BONDED MOTORS, INC.
                                  BALANCE SHEET
                                  JUNE 30, 1996
                                   (Unaudited)

                                     ASSETS
Current assets:
   Cash                                                              $2,518,146
   Trade accounts receivable
   (less allowance for doubtful accounts of $45,229)                  2,767,578
   Inventories:
      Parts                                                             843,745
      Work in process                                                   301,848
      Finished goods                                                  2,006,762
                                                                     ----------
                                                                      3,152,355
                                                                     ----------

   Deferred Tax assets                                                  625,511
   Prepaid expenses and other current assets                            172,792
                                                                     ----------
      Total current assets                                            9,236,382
                                                                     ----------

Property and equipment, at cost:
   Machinery and equipment                                            1,204,667
   Furniture and fixtures                                               305,570
                                                                     ----------
                                                                      1,510,237
      Less accumulated depreciation and amortization                  1,051,293
                                                                     ----------
         Net property and equipment                                     458,944
                                                                     ----------
                                                                     $9,695,326
                                                                     ==========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                  $1,815,863
   Accrued expenses                                                     706,825
   Income taxes payable                                                  56,339
   Current portion of long term debt to bank                            400,000
   Notes payable to related parties                                     100,000
                                                                     ----------
                                                                      3,079,027
                                                                     ----------
Notes payable to bank, less current portion (note B)                    574,000

Shareholders' equity (note D)
   Preferred stock, no par value.  Authorized 1,000,000 shares;
     none issued and outstanding                                            -
   Common stock, no par value.  Authorized 10,000,000 shares;
     issued and outstanding 3,000,000 shares                          4,648,651
   Retained earnings                                                  1,593,648
   Notes receivable from exercise of stock options                     (200,000)
                                                                     ----------
      Total shareholders' equity                                      6,042,299
                                                                     ----------
                                                                     $9,695,326
                                                                     ==========


                See accompanying notes to financial statements

                              BONDED MOTORS, INC.
                            STATEMENTS OF EARNINGS
                                  (Unaudied)

                                 For the Three Months    For the Six Months
                                     Ended June 30           Ended June 30
                                ----------------------  ----------------------
                                  1996         1995        1996        1995
                                   ----        ----        ----        ----
Net sales                       $5,027,299  $3,655,939  $9,232,674  $6,051,972
Cost of sales                    3,861,618   2,557,786   7,158,664   4,577,163
                                ----------  ----------  ----------  ----------
  Gross profit                   1,165,681   1,098,153   2,074,010   1,474,809

Selling, general and admini-
strative expenses                  655,341     472,436   1,254,774     929,379
                                ----------  ----------  ----------  ----------
  Earnings from operations         510,340     625,717     819,235     545,430

Other (expenses) Income:
 Interest (expense), net            (6,301)    (18,322)    (41,151)    (38,887)
 Other                                 -        52,100         -        38,541
                                ----------  ----------  ----------  ----------
  Earnings before income taxes     504,039     659,495     778,085     545,084

Income tax (expense)               (86,104)    (76,000)   (176,893)    (62,000)
                                ----------  ----------  ----------  ----------
  Earnings before extraordianry
  item                             417,935     583,495     601,192     483,084

Extraordinary item - gain from
forgiveness of debt, net of
income tax effect of $15,000           -       119,000         -       119,000
                                ----------  ----------  ----------  ----------
  Net Earnings                  $  417,935  $  702,495  $  601,192  $  602,084
                                ==========  ==========  ==========  ==========
Earnings per common and common
equivalent shares:
  Earnings before extraordinary
  item                          $     0.14  $     0.30  $     0.24  $     0.25
  Extraordinary item                              0.06                    0.06
                                ----------  ----------  ----------  ----------
  Net earnings                  $     0.14  $     0.36  $     0.24  $     0.31
                                ==========  ==========  ==========  ==========
Weighted average common and
common equivalent shares
outstanding                      3,044,000   1,966,000   2,522,000   1,966,000
                                ==========  ==========  ==========  ==========



                See accompanying notes to financial statements.

                             BONDED MOTORS, INC.
          STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30
                                 (Unaudited)

                                                          1996         1995
                                                          ----         ----
Cash flows from operating activities:
  Net earnings                                         $  601,193   $  602,084
                                                       ----------   ----------
  Adjustments to reconcile net earnings to net
  cash provided (used) by operating activities:
   Depreciation and amortization                           26,951       14,880
  Gain from forgiveness of debt                                       (119,000)
  (Increase) decrease in assets:
   Accounts receivable                                 (1,189,396)    (461,148)
   Inventory                                           (1,049,599)       6,631
   Deferred tax assets                                   (106,511)     (14,000)
   Prepaid expenses                                        56,208        6,670
  Increase (decrease) in liabilities:
   Accounts payable                                       327,655      182,615
   Accrued expenses                                        83,572      109,827
   Income taxes payable                                  (266,596)      84,430
                                                       ----------   ----------
     Total adjustments                                 (2,117,716)    (189,095)
                                                       ----------   ----------
     Net cash provided (used) by operating activities  (1,516,523)     412,989
                                                        ---------   ----------
Cash flows from investing activities:
  Purchases of equipment                                 (321,448)     (12,184)
                                                       ----------   ----------
     Net cash used by investing activities               (321,448)     (12,184)
                                                       ----------   ----------

Cash flows from financing activities:
  Issuance of common stock                              4,436,151          -
  Borrowing from bank                                   2,012,028          -
  Repayment of borrowings from bank                    (1,288,028)         -
  Repayment of notes payable to related parties          (917,771)     (98,961)
  Repayment of amounts due creditors under
   deferral/reduction arrangement                                     (320,696)
                                                       ----------   ----------
     Net cash provided by financing activities          4,242,380     (419,657)
                                                       ----------   ----------
     Net increase (decrease) in cash                    2,404,409      (18,852)

Cash at beginning of period                               113,737      234,564
                                                       ----------   ----------
Cash at end of period                                  $2,518,146   $  215,712
                                                       ==========   ==========


                See accompanying notes to financial statements.

                             BONDED MOTORS, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)


(NOTE A) - The Company and its Significant Accounting Policies:
- - ---------------------------------------------------------------

Bonded Motors, Inc. formerly Production Engine Rebuilding Company, Inc. (the Company), remanufactures automobile engines primarily for domestic and Japanese imported cars and light trucks in the United States for resale to automotive retailers, end users and installers.

Basis of Presentation:
- - ----------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring journals) considered necessary for a fair presentation have been included. Operating results for the six and three month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements for the year ended December 31, 1995 and footnotes thereto included in the Company's Prospectus dated April 2, 1996.

Revenue Recognition and Core Accounting
- - ---------------------------------------

Revenue is recognized upon shipment of product, net of a provision for core returns. The Company's customers are encouraged to return their old, rebuildable core as a credit against the identical engine purchased. The Company identifies the returned core to the original customer invoice and issues a credit memo equal to the core charge reflected on the original invoice. These core returns, recorded as a reduction in net sales, were $1,309,633 and $2,503,985 during the six months ended June 30, 1995 and 1996 respectively, and $677,927 and $1,358,207 during the three months ended June 30, 1995 and 1996 respectively.

Cores returned from customers are recorded into inventory on the same basis as the Company records purchases of cores from independent core suppliers, at the lower of average cost or market (net realizable value). Customer core returns provide approximately 60% of the Company's core requirements, and independent core suppliers provide the remaining 40% of the Company's core requirements.

Earnings per Share
- - ------------------

Net earnings per share is based on the weighted average number of shares of common and common stock equivalents outstanding. Fully diluted net earnings per share is not presented since the amounts either do not differ significantly from the primary net earnings per share presented or are anti-dilutive.

Supplemental earnings per share for the six-month period ended June 30, 1996 assuming the Company's initial public offering (note D) occurred on January 1, 1996 would be $.20 per share.

(NOTE B) - Long-Term Debt:
- - --------------------------

The Company's long-term debt at June 30, 1996 consisted of borrowings under the revolving line of credit from a bank under which the Company may borrow up to $3,000,000 collateralized by inventory, accounts receivable, and substantially all other assets of the Company. Borrowings under the revolving line of credit bear interest at prime plus .25% (or at LIBOR rate plus 2%, at the option of the Company). This agreement expires on May 1, 1998 and requires the Company to maintain certain financial ratios.

The Company's long-term debt also consisted of a $874,000 five year term loan with the same above referenced collateralization. This term loan bears interest at Cost of Funds plus 2% fixed, and requires the Company to maintain certain financial ratios.

(NOTE C) Income Taxes

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

(NOTE D) Stockholders Equity
- - ----------------------------

On April 2, 1996, the Company completed its initial public offering of 1,000,000 shares of common stock at $5.875 per share, and warrants to purchase up to 100,000 shares of common stock at $7.05 per share.

The Company adopted a stock option plan in January 1996 which provides for the issuance of options to employees, officers and directors of the Company to purchase up to an aggregate of 400,000 shares of common stock. The Company also adopted a Directors' plan in January 1996 which provides for the issuance of options to outside directors of the Company to purchase up to an aggregate of 50,000 shares of Common Stock. On March 12, 1996, the Company granted 197,500 stock options to certain members of management at exercise prices ranging from $5.50 to $6.05 per share which approximates or exceeds the initial public offering price. The stock options vest ratably over two years.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

RESULTS OF OPERATIONS:

Net sales for the six months and three months ended June 30, 1996 increased $3,180,702 or 52.6% and $1,371,360 or 37.5%, respectively, over the comparable periods a year earlier. For such six month periods the increase was from $6,051,972 to $9,232,674 and for such three month periods the increase was from $3,655,939 to $5,027,299. These increases are primarily attributable to increased demand for the Company's engines from its traditional customer base. In addition, the Company opened its second distribution center in Atlanta Georgia in March, 1996 (its Auburn, Washington distribution center was opened in December, 1994).The company intends to open additional distribution centers in 1996 and 1997.

Cost of goods sold for the six and three months ended June 30, 1996 increased $2,581,501 or 56.4% and $1,303,832 or 51.0%, respectively, over the comparable periods a year earlier. For such six month period the increase was from $4,577,163 to $7,158,664 and for such three month period the increase was from $2,557,786 to $3,861,618. These increases are attributable to additional costs during the recent periods in connection with increased production. Cost of goods sold as a percentage of net sales increased over the six month periods from 75.6% to 77.5% and over the three month periods from 70.0% to 76.8%. During the three month period ended June 30, 1995 the Company received significant special discounts from two of its suppliers, which reduced cost of sales for that quarter. Also, the Company received the benefit of a temporary wage reduction during the June 30, 1995 quarter (resulting from its first quarter 1995 loss) that were not available in the June 30, 1996 quarter.

Selling, general and administrative expenses for the six and three months ended June 30, 1996 increased $325,394 or 35.0% and $183,905 or 38.7% respectively over the comparable periods a year earlier. Selling, general and administrative expenses as a percentage of sales decreased from 15.4% to 13.6% for the comparable six month periods and from 12.9% to 13.0% for the comparable three month periods. These changes are primarily attributable to increased sales volume for the comparable periods.

Earnings from operations for the six and three months ended June 30, 1996 increased $273,806 or 50.2% and decreased $115,377 or 18.4% respectively over the comparable periods a year earlier.

Interest expense for the six and three months ended June 30, 1996 increased $2,264 or 5.8% and decreased $12,021 or 65.6% respectively over the comparable periods a year earlier. The increase was primarily attributable to borrowings in the first quarter, 1996 due to inventory build-up and increased sales. The decrease in the second quarter, 1996 was primarily attributable to debt reduction as a result of proceeds generated from the Company's initial public stock offering in April, 1996. Details of the offering may be found in the Company's Prospectus dated April 2, 1996.

There was no other or extraordinary income for the six and three months ended June 30, 1996 versus $157,541 for the comparable six month period in 1995 and $171,100 for the comparable three month period in 1995. The other and extraordinary income for 1995 was primarily due to supplier concessions for early debt retirement ($119,000) and commissions earned for the export of supplier automotive parts.

Pre-tax income for the six and three months ended June 30, 1996 increased $233,001 or 42.7% for the six month period and decreased $155,456 or 23.6% for the three month period from the year earlier. After tax earnings decreased $892 or 0.1% for the six month period and $284,560 or 40.5% for the three month period from a year earlier, due to the items mentioned above.

LIQUIDITY AND CAPITAL RESOURCES:
- - --------------------------------

The Company's operations have been financed principally by borrowings under a bank credit facility, proceeds from its initial public offering, and cash flows from operations. At June 30, 1996, the Company's working capital was $6,157,355.

Net cash used in operating activities during the six months ended June 30, 1996 of $1,516,523 was primarily to finance an increase in accounts receivable and inventory, due to increased sales.

Net cash used in investing activities for the six month period ended June 30, 1996 of $321,448 was for the purchase of new equipment.

Net cash provided by financing activities for the six period ended June 30, 1996 of $4,242,380 related primarily to the Company's recent initial public offering, and bank borrowings. Also, in the second quarter of 1996 the Company amended its facility with its bank providing for a revolving line of credit through May 1, 1998 for borrowings of up to $3,000,000. Interest under the line of credit is due monthly at prime plus .25% (or at LIBOR rate plus 2.00% at the option of the Company). The credit facility also provides for a five year term loan of up to $1,500,000 with principal payments and interest at Cost of Funds plus 2% fixed. The credit facility is secured by a lien on substantially all of the assets of the Company. At July 30, 1996 there were no borrowings under the revolving line, and the balance on the term loan was $839,333.

The Company's accounts receivable as of June 30, 1996 was $2,767,578. This represents an increase of $1,189,395 or 75.4% over accounts receivable on December 31, 1995, and is due to increased sales.

The Company's inventory as of June 30, 1996 was $3,152,355, which represents an increase of $1,049,599 or 49.9% over inventory as of December 31, 1995. The increase is due to the opening of our Atlanta, Georgia distribution center (March, 1996) and the anticipation of opening our third distribution center during the summer months.

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


                                               Bonded Motors, Inc.




Dated: July 30, 1996                           -----------------------
                                               Paul Sullivan
                                               Chief Financial Officer