Form 10QSB
period 1996-09-30
BONDED MOTORS INC
filed 1996-10-31
CIK 1006376

                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.
                                 Form 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30,1996
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________

                         Commission File No. 0-28102
                                             -------

                             BONDED MOTORS, INC.
                             -------------------
               (Name of small business issuer in its charter)


          California                                      95-2698520
-------------------------------                        -----------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


7522 South Maie Avenue, Los Angeles, CA                        90001
---------------------------------------                        -----
(Address of principal executive offices)                      Zip Code

Issuer's telephone number:      (213) 583-8631
                                --------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                     Yes [x]         No [_]

  There were 3,044,000 shares of common stock outstanding at October 30, 1996.

                             BONDED MOTORS, INC.

                                   INDEX

Part I  - Financial Information                                           Page

          Item 1. Financial Statements

          Balance Sheet as of September 30,1996..............................3

          Statements of Earnings for the three and nine month periods ended September 30, 1996, and 1995...............................4

          Statements of Cash Flows for the nine month periods
            ended September 30, 1996 and 1995................................5

          Notes to Financial Statements....................................6-8

          Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operation..................9-11

Part II - Other Information

          Item 6. Exhibits and Reports......................................12

          Signature.........................................................13

                             BONDED MOTORS, INC.
                               BALANCE SHEET
                             September 30, 1996
                                 (Unaudited)

                                    ASSETS
Current assets:
   Cash                                                             $  696,749
   Trade accounts receivable
   (less allowance for doubtful accounts of $45,229)                 2,371,109
   Inventories:
      Parts                                                            871,858
      Work in process                                                  347,586
      Finished goods                                                 3,273,963
                                                                    ----------
                                                                     4,493,407
                                                                    ----------

   Deferred Tax assets                                                 725,659
   expenses and other current assets                                   156,055
                                                                    ----------
      Total current assets                                           8,442,979
                                                                    ----------
Property and equipment, at cost:
   Machinery and equipment                                           1,408,400
   Furniture and fixtures                                              322,001
                                                                    ----------
                                                                     1,730,401
   Less accumulated depreciation and amortization                    1,073,363
                                                                    ----------
      Net property and equipment                                       657,038
                                                                    ----------
                                                                    $9,100,017
                                                                    ==========


                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                 $1,391,444
   Accrued expenses                                                    754,032
   Income taxes payable                                                193,347
   Notes payable to related parties                                    100,000
                                                                    ----------
                                                                     2,438,823
                                                                    ----------

Shareholders' equity (note D)
   Preferred stock, no par value.  Authorized 1,000,000 shares;
     none issued and outstanding
   Common stock, no par value.  Authorized 10,000,000 shares;
     issued and outstanding 3,044,000 shares                         4,648,650
   Retained earnings                                                 2,212,544
   Notes receivable from exercise of stock options                    (200,000)
                                                                    ----------
     Total shareholders' equity                                      6,661,194
                                                                    ----------
                                                                    $9,100,017
                                                                    ==========

               See accompanying notes to financial statements

BONDED MOTORS, INC.
STATEMENTS OF EARNINGS
(Unaudited)

                                              For the Three Months Ended   For the Nine Months Ended
                                                      September 30               September 30
                                                   1996          1995          1996          1995
                                              --------------------------   -------------------------
Net sales                                      $ 4,993,029   $ 4,091,886   $14,225,703   $10,143,858
Cost of sales                                    3,537,884     3,055,349    10,696,548     7,632,512
                                               -----------   -----------   -----------   -----------
  Gross profit                                   1,455,145     1,036,537     3,529,155     2,511,346
Selling, general and administrative expenses       677,231       476,685     1,932,005     1,369,814
                                               -----------   -----------   -----------   -----------
  Earnings from operations                         777,914       559,852     1,597,150     1,141,532

Other (expenses) income:
  Interest (expense) income, net                    30,488       (15,778)      (10,662)      (54,665)
  Other                                                           14,767                      53,310
                                               -----------   -----------   -----------   -----------
    Earnings before income taxes                   808,402       558,840     1,586,488     1,140,177

Income tax (expense)                              (189,507)     (166,000)     (366,400)     (228,000)
                                               -----------   -----------   -----------   -----------
    Earnings before extraordinary item             618,895       392,840     1,220,088       912,177

Extraordinary item - gain from forgiveness
  of debt, net of income tax effect of $15,000                                               119,000
                                               -----------   -----------   -----------   -----------
    Net Earnings                               $   618,895   $   392,840   $ 1,220,088   $ 1,031,177

                                               ===========   ===========   ===========   ===========

Earnings per common and common equivalent shares:
  Earnings before extraordinary item           $      0.20   $      0.20   $      0.45   $      0.46
  Extraordinary item                                   -             -             -            0.06
                                               -----------   -----------   -----------   -----------
Net earnings                                   $      0.20   $      0.20   $      0.45   $      0.52
                                               ===========   ===========   ===========   ===========
Weighted average common and common equivalent
  shares outstanding                             3,044,000     1,966,000     2,696,000     1,966,000
                                               ===========   ===========   ===========   ===========

                          See accompanying notes to financial statements

BONDED MOTORS, INC.
STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30
(Unaudited)

1996         1995
----         ----
Cash flows from operating activities:
  Net earnings                                         $1,220,088   $1,031,177
----------   ----------
  Adjustments to reconcile net earnings to net cash
    provided (used)by operating activities:
      Depreciation and amortization                        49,021       20,344
      Gain from forgiveness of debt                                   (119,000)
      (Increase) decrease in assets:
Accounts receivable                                      (792,927)    (877,448)
Inventories                                            (2,390,651)      83,278
Deferred tax assets                                      (206,659)    (210,590)
Prepaid expenses                                           72,945      (62,000)
      Increase (decrease) in liabilities:
Accounts payable                                         (101,927)       2,171
Accrued expenses                                          135,942      197,002
Income taxes payable                                     (129,588)     275,981
                                                       ----------   ----------
Total adjustments                                      (3,363,844)    (690,262)
                                                       ----------   ----------
Net cash provided (used) by operating activities       (2,143,756)     340,915
                                                       ----------   ----------

Cash flows from investing activities:
  Purchases of equipment                                 (541,612)     (68,069)
                                                       ----------   ----------
    Net cash used by investing activities                (541,612)     (68,069)
                                                        ----------   ----------

Cash flows from financing activities:
  Issuance of common stock                              4,436,151          -
  Repayment of borrowings from bank                      (250,000)         -
  Repayment of notes payable to related parties          (917,771)    (129,667)
  Repayment of amounts due creditors under
    deferral/reduction arrangement                                    (332,696)
                                                       ----------   ----------
      Net cash provided (used) by financing activities  3,268,380     (462,363)
                                                       ----------   ----------
      Net increase (decrease) in cash                     583,012     (189,517)

Cash at beginning of period                               113,737      234,564
                                                       ----------   ----------
Cash at end of period                                  $  696,749   $   45,047
                                                       ==========   ==========

                See accompanying notes to financial statements
                                     -5-

                            BONDED  MOTORS,  INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)

(NOTE A) - The Company and its Significant Accounting Policies:
---------------------------------------------------------------

Bonded Motors, Inc. (the Company), remanufactures automobile engines primarily for domestic and Japanese imported cars and light trucks in the United States for resale to automotive retailers, end users and installers.


Basis of Presentation:
----------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring journals) considered necessary for a fair presentation have been included. Operating results for the nine and three month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements for the year ended December 31, 1995 and footnotes thereto included in the Company's Prospectus dated April 2, 1996.


Revenue Recognition and Core Accounting
---------------------------------------

Revenue is recognized upon shipment of product, net of a provision for core returns. The Company's customers are encouraged to return their old, rebuildable core as a credit against the identical engine purchased. The Company identifies the returned core to the original customer invoice and issues a credit memo equal to the core charge reflected on the original invoice. These core returns, recorded as a reduction in net sales, were $2,043,492 and $3,802,340 during the nine months ended September 30, 1995 and 1996 respectively, and $803,031 and $1,298,354 during the three months ended September 30, 1995 and 1996 respectively.

Cores returned from customers are recorded into inventory on the same basis as the Company records purchases of cores from independent core suppliers, at the lower of average cost or market (net realizable value). Customer core returns provide approximately 60% of the Company's core requirements, and independent core suppliers provide the remaining 40% of the Company's core requirements.

Earnings per Share
------------------

Net earnings per share is based on the weighted average number of shares of common and common stock equivalents outstanding. Fully diluted net earnings per share is not presented since the amounts either do not differ significantly form the primary net earnings per share presented or are anti-dilutive.

Supplemental earnings per share for the nine-month period ended September 30, 1996 assuming the Company's initial public offering (note D) occurred on January 1, 1996 would be $.40 per share.


(NOTE B) - Long-Term Debt:
--------------------------

The Company's long -term debt at September 30, 1996 consisted of borrowings under the revolving line of credit from a bank under which the Company may borrow up to $3,000,000 collateralized by inventory, accounts receivable, and substantially all other assets of the Company. Borrowings under the revolving line of credit bear interest at prime plus .25% (or at LIBOR rate plus 2%, at the option of the Company). This agreement expires on May 1, 1998 and requires the Company to maintain certain financial ratios. There were no outstanding loan balances at September 30, 1996.

The Company's long-term debt also consisted of a $874,000 five year term loan with the same above referenced collateralization. This term loan bears interest at Cost of Funds plus 2% fixed, and requires the Company to maintain certain financial ratios. This debt was fully repaid on August 1, 1996, and there has been no new utilization as of September 30, 1996.


(NOTE C) Income Taxes
---------------------

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.


(NOTE D) Stockholders Equity
----------------------------

On April 2, 1996, the Company completed its initial public offering of 1,000,000 shares of common stock at $5.875 per share,and warrants to purchase up to 100,000 shares of common stock at $7.05 per share.

The Company adopted a stock option plan in January 1996 which provides for the issuance of options to employees, officers and directors of the Company to purchase up to an aggregate of 400,000 shares of common stock. The Company also adopted a Directors' plan in January 1996 which provides for the issuance of options to outside directors of the Company to purchase up to an aggregate of 50,000 shares of Common Stock. On March 12, 1996, the Company granted 197,500 stock options to certain members of management at exercise prices ranging from $5.50 to $6.05. The stock options vest ratably over two years.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.


RESULTS OF OPERATIONS:

Net sales for the nine months and three months ended September 30, 1996 increased $4,081,845 or 40.2% and $901,173 or 22.0%, respectively, over the comparable periods a year earlier. For such nine month periods the increase was from $10,143,858 to $14,225,703 and for such three month periods the increase was from $4,091,886 to $4,993,029. These increases are primarily attributable to increased demand for the Company's engines from its traditional customer base. In addition, the Company opened its third distribution center in Cincinnati, Ohio in August, 1996 (its Auburn, Washington distribution center was opened in December, 1994 and its Atlanta, Georgia distribution center was opened in March, 1996).The company intends to open additional distribution centers in 1996 and/or 1997.

Cost of goods sold for the nine and three months ended September 30, 1996 increased $3,064,036 or 40.1% and $482,535 or 15.8%, respectively, over the comparable periods a year earlier. For such nine month period the increase was from $7,632,512 to $10,696,548 and for such three month period the increase was from $3,055,349 to $3,537,884. These increases are attributable to additional costs during the recent periods in connection with increased production. Cost of goods sold as a percentage of net sales remained unchanged over the nine month periods at 75.2% and decreased over the three month periods from 74.7% to 70.9%. The decrease in costs for the three month period was due primarily to more efficient materials handling and to a greater absorption of direct labor and related overhead expenses as a result of increased production.

Selling, general and administrative expenses for the nine and three months ended September 30, 1996 increased $562,191 or 41.0% and $200,546 or 42.1%
respectively over the comparable periods a year earlier. Selling, general and administrative expenses as a percentage of sales increased from 13.5% to 13.6% for the comparable nine month periods and increased from 11.6% to 13.6% for the comparable three month periods. These changes are primarily attributable to increased outside administrative expense in the three month period.

Earnings from operations for the nine and three months ended September 30, 1996 increased $455,618 or 39.9% and $218,062 or 38.9% respectively over the comparable periods a year earlier.

Interest expense for the nine and three months ended September 30, 1996 decreased $44,003 or 80.5% and $46,266 respectively over the comparable periods a year earlier. The decrease was primarily attributable to debt reduction as a result of proceeds generated from the Company's initial public stock offering in April, 1996. Details of the offering may be found in the Company's Prospectus dated April 2, 1996. On August 1, 1996 the Company repaid all of its bank debt.

There was no other or extraordinary income for the nine and three months ended September 30, 1996 versus income of $172,310 for the comparable nine month period in 1995 and $14,767 for the comparable three month period in 1995. The other and extraordinary income for 1995 was primarily due to supplier concessions for early debt retirement ($119,000) and commissions earned for the export of supplier automotive parts.

Pre-tax income before extraordinary items for the nine and three months ended September 30, 1996 increased $499,621 or`46.0% for the nine month period and $264,329 or 48.6% for the three month period from the year earlier. After tax earnings increased $188,911 or 18.3% for the nine month period and $226,055 or 57.5% for the three month period from a year earlier, due to the items mentioned above.


LIQUIDITY AND CAPITAL RESOURCES:

The Company's operations have been financed principally by borrowings under a bank credit facility, proceeds from its initial public offering, and cash flows from operations. At September 30, 1996, the Company's working capital was $6,004,156.

Net cash used by operating activities during the nine months ended September 30, 1996 of $2,143,756 was primarily to finance an increase in accounts receivable and inventory, due to increased sales and due to the opening of two additional distribution centers during the period.

Net cash used by investing activities for the nine month period ended September 30, 1996 of $541,612 was primarily for the purchase of new equipment.

Net cash provided by financing activities for the nine period ended September 30, 1996 of $3,268,380 related primarily to the Company's recent initial public offering, less bank debt repayment. In the second quarter of 1996 the Company obtained a new credit facility from its bank providing for a revolving line of credit through May 1, 1998 for borrowings of up to $3,000,000. Interest under the line of credit is due monthly at prime plus .25% (or at LIBOR rate plus 2.00%.at the option of the Company). The credit facility also provides for a five year term loan of up to $1,500,000 with principal payments and interest Cost of Funds plus 2% fixed. The credit facility is secured by a lien on substantially all of the assets of the Company. At October 27, 1996, there were no borrowings under the revolving line, and the balance on the term loan was fully repaid on August 1, 1996.

The Company's accounts receivable as of September 30, 1996 was $2,371,109. This represents an increase of $792,926 or 50.2% over accounts receivable on December 31, 1995, and is due to increased sales.

The Company's inventory as of September 30, 1996 was $4,493,407 which represents an increase of $2,390,651 or 113.7% over inventory as of December 31, 1995. The increase is due to the opening of our Atlanta, Georgia distribution center (March, 1996), the opening of our Cincinnati, Ohio distribution center (August, 1996), and the anticipation of opening our fourth and fifth distribution centers during the fall months. The opening of our fourth distribution center (Harrisburg, Pennsylvania) ocurred in October, 1996. One more distribution center is planned to be opened before the end of 1996.

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


                                        Bonded Motors, Inc.







Dated: Oct 30, 1996                     -------------------------------
                                        Paul Sullivan
                                        Chief Financial Officer