Form 10KSB
period 1996-12-31
BONDED MOTORS INC
filed 1997-03-14
CIK 1006376

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                Form 10-KSB
[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________

                         Commission File No. 0-28102
                                             -------

                             BONDED MOTORS, INC.
                             -------------------
               (Name of small business issuer in its charter)

California                                                      95-2698520
----------                                                      ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

7522 South Maie Avenue, Los Angeles, CA                           90001
---------------------------------------                           -----
(Address of principal executive offices)                         Zip Code

Issuer's telephone number: (213) 583-8631
                           --------------

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                               Yes [x]   No [_]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this form 10-KSB. [   ]

Issuer's revenues for its most recent fiscal year: $18,636,604.

The aggregate market value, calculated on the basis of the closing price of such stock on the National Association of Securities Dealers Automated Quotation System, of the voting stock held by non-affiliates of the Registrant at March 11, 1997 was approximately

There were 3,002,940 shares of common stock outstanding at March 11, 1997

Part III of the Registrant's Proxy Statement relating to its 1996 Annual Meeting of Shareholders is incorporated by reference herein.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

Bonded Motors, Inc. (the "Company") is one of the largest independent engine remanufacturers in the United States serving the automotive aftermarket for end users and installers such as discount automotive parts chains, fleet owners, professional installers and "do-it-yourselfers." The Company remanufacturers and distributes in the United States replacement engines for domestic and Japanese cars, light trucks and specialty vehicles. The Company currently remanufactures an average of approximately 1,800 domestic and 400 Japanese engines per month in its Los Angeles production facility and operates distribution centers in Washington, Georgia, Ohio and Pennsylvania. An additional regional Distribution center was opened in Colorado in January 1997.

The Company's principal customers are comprised of discount automotive parts chain stores including The Pep Boys - Manny, Moe & Jack, CSK Automotive, (formerly Northern Automotive Corporation), Paccar Automotive, Inc. and Trak Auto Corporation, which sell replacement engines to end users and to installers. During the last several years, the Company has increased its marketing efforts to discount automotive parts chain stores, which the Company believes is the fastest growing segment of the automotive aftermarket industry. Approximately 71% and 72% of the Company's sales were to four discount automotive parts chain stores for fiscal 1996 and fiscal 1995 respectively.
The Company believes it has obtained this business because of its ability to deliver quality remanufactured engines in a timely and cost-effective manner. The Company is generally able to complete the manufacturing process within three days for most of the approximately 1,500 engines types and variations that it remanufactures. The Company has developed a flexible and efficient manufacturing system, stringent quality controls and an innovative employee incentive program which it believes has facilitated its ability to efficiently service its customers.

The Company also recently completed the development of its first Powermaker crate engine, which is a Chevrolet/General Motors 350 CID (5.7 liter) engine, remanufactured and optimized to operate on compressed natural gas. The Company does not expect any significant near-term sales from this product. However, because of the emerging trend towards, and government mandates for, low emission vehicle usage, the Company believes that the Powermaker product line has significant potential as a relatively inexpensive solution for fleet operators to meet government mandated emission standards or to obtain emission credits.

Industry

There is a growing trend for consumers to replace automobile engines rather than to purchase new automobiles. Remanufacturing offers consumers a significantly lower cost alternative to newly manufactured replacement engines and also makes available to consumers discontinued automobile engines. According to industry reports there are currently 80 million domestic vehicles in the United States. Such vehicle population is older today than it has been at any time during the past 50 years. As of January 1995, the average age of domestic vehicles was approximately nine years, as compared to eight years in 1989. Vehicles 10 years or older account for more than 45% of domestic vehicles now on the road in the United States. The Company believes that there is a relationship between the increase in the average age of vehicles and the growth in the market for remanufactured engines and that demand for the Company's products will continue to grow as the age of vehicles increases.

Recently, there has been a shift in the distribution channels for remanufactured engines. In the past independent garage, repair shops and traditional automobile parts stores were the principal customers for remanufactured engines. More recently, large discount automotive parts chain stores have emerged to supply remanufactured engines directly to consumers and installers. As a result of this trend, large discount automotive parts chain stores now constitute a major portion of the Company's total revenues. Currently, the Company's four largest customers are discount automotive parts chain stores, and they comprised approximately 72% of the Company's sales in 1995 and approximately 71% in 1996.

Operations

The Company's engines are remanufactured for use in most domestic and Japanese automobiles and light trucks. The Company has also remanufactured a limited number of engines manufactured by European automakers, although this market does not constitute a material part of the Company's business. The Company remanufactures a broad range of engines in order to accommodate the numerous and increasing varieties of vehicles in use. The Company currently provides approximately 1,500 different engine types and variations. The Japanese vehicles for which the Company remanufactures engines include those commonly called "transplants" (automobiles manufactured in the United States by foreign automobile companies such as Honda, Toyota, Nissan and Mazda) and "captive imports" (vehicles manufactured outside the United States by certain domestic manufacturers such as Chrysler and Ford).

Cores. In its remanufacturing operations, the Company obtains used engines, commonly known as "cores." The majority of the cores used for remanufacturing by the Company are obtained from the Company's customers as "trade-ins." The trade-ins are generally credited against purchases by the same customers. To a lesser extent, the Company also purchases cores in the open market, as well as other materials and components used in the remanufacturing process. Of the cores acquired by the Company during 1995 and 1996, approximately 60% were obtained from the Company's customers as trade-ins, and approximately 40% were obtained from core vendors.

Production Process. The process of remanufacturing an automotive engine involves a number of steps. First, the engine cores, which are sorted by make and model and stored until needed, are completely disassembled into components parts. Then, all pistons, rings, bearings, seals, lifters, soft plugs, oil galley plugs, timing chains, timing gears and many other components are immediately discarded. Other components that are to be incorporated into the remanufactured product are thoroughly cleaned, checked for cracks and wear, and re-machined. The major engine components that are subject to wear such as the engine block, cylinder head, crankshaft and connecting rods are baked in an oven for approximately four hours and then blasted with steel pellets to remove any remaining residue. The components are inspected, and all wearing surfaces are then re-machined to the proper size and restored to the original finishes. New pistons, rings, and bearings are used to restore original specifications and tolerances and proper fits and clearances. The engine is then reassembled using new and remanufactured components. Inspection and testing are conducted at various stages of the remanufacturing process, and each finished engine is inspected and tested using computerized equipment to measure compression, oil pressure and oil flow. The Company has developed proprietary procedures and controls to assure the quality of all of its remanufactured engines. The Company's engines are warranted up to 12,000 miles, and the Company offers three year/36,000 miles warranties at an additional cost.

Incentive Bonus Program

Throughout the entire remanufacturing process, quality is stressed and built into every engine. To provide an incentive to its non-officer employees, the Company has adopted its Yardstick incentive bonus program, which emphasizes quality and efficiency. Under the Yardstick program, which was developed over two years and fully implemented in July 1995, the Company posts daily on an employee bulletin board the previous day's unit production, the Company's operating statement for the previous day and month-to-date and various other relevant data. Employees are thereby able to gauge their performance and understand how their contributions affect the Company's business. Participating employees are entitled to receive quarterly bonuses based on a percentage of the Company's profitability. Bonuses under the Yardstick program are generally 3.5% of the participating employees' gross quarterly wages. All employees are entitled to participate at no cost to the employee, provided that participating employees attend Company-sponsored classes that teach employees how to read a financial statement, how the Company earns money, how earning money insures job security and how individual employees' efforts contribute to profits.

Marketing and Distribution

Remanufacturing of replacement engines is a significant segment of the automotive aftermarket industry. The Company markets to discount automotive parts chain stores, traditional automotive parts stores and repair facilities, and fleets, which the Company believes constitute the vast majority of rebuilt engine resellers, installers and/or users. A number of the largest chains of discount automotive parts stores in the United States obtain their remanufactured domestic and Japanese engines from the Company, as well as from other engine remanufacturers. These chain stores, The Pep Boys - Manny, Moe & Jack, CSK Automotive, (formerly Northern Automotive Corporation) Paccar Automotive, Inc. and Trak Auto Corporation, are the Company's largest customers. They accounted for approximately 72% of the Company's total sales in 1995 as compared to approximately 71% in 1996. Sales to each of The Pep Boys - Manny, Moe & Jack and CSK Automotive, (formerly Northern Automotive Corporation) individually accounted for greater than 10% of the Company's sales in 1996 and together comprised 62%. Although a majority of the Company's sales are to large chain stores, the Company also does a substantial amount of business with smaller chain stores and the local automotive trade, including various automotive repair facilities, garages, fleets, new car dealerships and service stations.

Sales to discount automotive parts chain stores involve an efficient distribution process. Certain of these customers stock from four to thirty-five of the Company's most popular engine configurations and place special orders for other engines from among the Company's selection of over 1,500 engine types and variations. Engines that are stocked by the discount automotive parts chain stores are delivered directly by or on behalf of the Company to the chain store's distribution centers, which then deliver the engines directly to the chain stores for purchase by consumers. Special orders are usually remanufactured to order and shipped directly to the chain's store making the sale to the consumer.

The Company's marketing activities through 1995 had concentrated on sales to the Southwest and Northwest operations of national and regional discount automotive parts chain stores. During 1996, the Company aggressively expanded its nationwide market with existing customers as well as new chain store customers by opening new distribution centers in Atlanta, Georgia, Cincinnati, Ohio, and Harrisburg, Pennsylvania.

With the rate of growth the Company experienced during 1996, in October 1996 the Company recruited and hired a National Director of Sales and Marketing, Mr. Glenn Berg, to implement its current marketing program to include: first, the national operations of its existing national discount automotive parts chain store customers; second, national discount automotive parts chain stores not presently served by the Company; and third, regional discount automotive parts chain stores and smaller buyers of remanufactured engines located in regions of the country not presently served by the Company. The Company markets its products principally through its senior officers, national director of sales and marketing , and commissioned sales personnel and rarely engages in wide-scale advertising or other promotional activities. The Company's products are marketed under the names "BONDED MOTORSTM" and "PowermakerTM".

The Company expects to market the Powermaker crate engine through independent distributors, who will market the engines to entities that operate centrally fueled urban fleets, such as government and utility fleets.

Competition

The Company believes it is one of the largest remanufacturers of replacement engines for domestic and Japanese imported engines for passenger cars and light trucks servicing the remanufactured engine aftermarket in the United States. The Company's segment of the automotive aftermarket industry, composed of engine remanufacturers, is highly competitive. The Company's competitors include a number of relatively large national, as well as smaller regional and local, engine remanufacturers. The Company also competes with remanufacturers that are authorized by certain automobile manufacturers to remanufacture their engines for authorized distribution to such manufacturers' dealerships. Some of these remanufacturers have greater resources than the Company.

A key competitive advantage of the Company is its ability to rapidly ship engines. The Company is able to provide such rapid delivery by maintaining a large supply of cores and utilizing a flexible and efficient manufacturing system that accomplishes a very short production cycle time. This process utilizes mobile carts on which engines are moved through the production cycle, allowing special orders to move ahead of less time sensitive production to ensure fast delivery of orders. In addition, recently adding four distribution centers, the Company has developed its engine distribution network with the goal of next-day delivery to all 48 contiguous states.

Other elements of competition in the Company's industry include service and reliability, and the price, quality, product performance and selection of remanufactured engines as well as the availability of cores. The Company believes its ability to offer and distribute a full line of engines has been and will continue to be an important factor in enabling the Company to compete effectively. The Company believes that its proposed expansion of inventory into several regional distribution centers will permit the Company to provide prompt delivery to customers on a national basis. The Company believes this will further enhance its competitive position in its segment of the automotive aftermarket industry.

Governmental Regulation

The Company's operations are subject to federal, state, and local laws and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. The Company is not subject to any such laws and regulations that are specific to the automotive aftermarket industry. The Company believes that its business, operations and facilities have been and are being operated in compliance in all material respects with applicable environmental and health and safety laws and regulations, many of which provide for substantial fines and criminal sanctions for violations. The operation of automotive parts remanufacturing plants, however, entails risks in these areas, and there can be no assurance that the Company will not incur material costs or liabilities or that environmental laws will not change so as to cause the Company not to be in compliance. In addition, potentially significant expenditures could be required in order to comply with evolving environmental and health and safety laws, regulations or requirements that may be adopted or imposed in the future or evolving interpretations of existing laws, regulations and requirements. The Company believes, although there can be no assurance, that the overall impact of compliance with regulations and legislation protecting the environment will not have a material effect on its future financial position or results of operations.

In February 1996, the Company removed a 12,000 gallon underground storage tank ("UST") at its Los Angeles production facility. The UST was used to store gasoline prior to 1993. Analysis of soil samples taken during the removal of the UST confirmed the absence of levels of contamination requiring remediation.

Accordingly, no provision for loss has been accrued in the accompanying financial statements. The cost of $20,000 for the removal of the UST and the associated soil sampling has been recognized as an expense during the year ended December 31, 1995. The Company operates two wastewater clarifiers at its Los Angeles production facility, and a third clarifier was removed in 1994.
The Company retained an environmental consultant to perform soil sampling in the area of the closed and the two active clarifiers. Based upon the results of such soil sampling the Company believes that costs, if any, to remediate soil in the area of the clarifiers would not be material to the Company's financial position or results of operation. There is no assurance, however, that further testing would not uncover additional contamination which could materially affect the Company's financial position or results of operation.

The CARB has approved the Company's modification of a Chevrolet/GM 350 ID (5.7 liter) engine to operate on compressed natural gas or propane for use in 1993 and older trucks equipped with GM 350 ID engines. Consequently, the Company believes its Powermaker crate engine will be generally accepted throughout the United States. The CARB sets the standards for stationary and mobile potential sources of air pollution and must exempt any modifications to the emissions system of any vehicle engine. The Company will be required to obtain an exemption form the CARB for each engine family that the Company plans to modify for alternative fuels. The Company is in the process of preparing applications to the CARB for each engine family that the Company plans to modify for alternative fuels. The Company is in the process of preparing applications to the CARB to qualify additional engines. In order to obtain such CARB approval, the Company must submit the subject vehicle to stringent testing at a certified laboratory using federal test procedures for vehicles similar to those that are required to be used by new vehicle manufacturers prior to sales in California. The subject vehicles must then be driven for no less than 4,000 miles before the next required test procedures can be performed.

Employees

The Company has approximately 230 full time employees, of whom 32 are salaried and 198 are employed on an hourly basis. Of the Company's employees, 16 perform administrative functions and eight are commissioned sales representatives. None of the Company's employees is a party to any collective bargaining agreement. The Company has not experienced any work stoppages and considers its employee relations to be excellent. Many of the Company's employees have enjoyed long terms of employment, several over twenty years, and the average term of key personnel is over 10 years. All of the Company's non-officer employees are eligible to participate in the Company's Yardstick incentive bonus program. See "Business - Incentive Bonus Program."

ITEM 2. DESCRIPTION OF PROPERTIES.

The Company currently maintains its principal facility in an unincorporated area of Los Angeles County. The facility is approximately 60,000 square feet within four buildings, extensive outside storage areas and three parking lots. The facility accommodates the Company's corporate headquarters and production, warehouse and other functions. The Company has occupied the main building since 1974. It added the second, third and fourth buildings in 1982, 1988, and 1996 respectively. The 25 year lease for the first three buildings, extensive outside storage area and three parking lots provides for a monthly rent of $8,000 and terminates January 31, 2015. The lease provides for an increase of monthly rent on February 1, 2000 and at five-year intervals thereafter based upon the Consumer Price Index. The facility is anticipated to be sufficient to satisfy the Company's foreseeable requirements. The facility is leased to the Company by The Landon Family Trust. The Company believes that the terms of the lease are at least as favorable to the Company as those which could be otherwise obtained in a transaction between the Company and an unrelated third party. In order to permit increased production at its remanufacturing facility, in October, 1996 the Company leased the fourth building, a 20,000 square foot warehouse, next door. The lease for this facility provides for a monthly rent of $5,000 and terminates on September 30, 1999. The Company currently leases space for its Washington state distribution center on a month-to-month basis. The Company also has a three year lease for its Georgia distribution center, a two year lease for its Ohio distribution center, a two year lease for its Pennsylvania distribution center, and a three year lease for its Colorado distribution center.

ITEM 3. LEGAL PROCEEDINGS.

There are no pending material legal proceedings to which the Company or any of its properties is subject nor, to the knowledge of the Company, are any legal proceedings threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock, no par value, (the "Common Stock"), commenced trading on April 2, 1996 on the over-the-counter market and is quoted on the National Association of Securities Dealers' Automated Quotation ("NASDAQ") National Market under the symbol BMTR. The following table sets forth the high and low bid prices for the common stock during each quarter of fiscal 1996 as reported by NASDAQ. The prices reported reflect inter-dealer quotations, may not represent actual transactions and do not include retail mark-ups, mark-downs or commissions.

                                               Fiscal 1996
                                              High       Low
Second Quarter                               9 5/8      6 3/8
Third Quarter                                8 3/8      6 1/4
Fourth Quarter                               11 1/8     6 1/2

As of December 31, 1996, there were 3,002,940 shares of Common Stock outstanding held by approximately 476 holders of record.

The Company has not declared or paid dividends on the Common Stock in the past fiscal year.

The declaration of dividends and analysis in the future will be at the election of the Board of Directors and depend upon earnings, capital requirements and financial position of the Company, general economic conditions, state law requirements and other factors. The Company does not expect to pay dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

General

The following discussion analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Rider for Bonded Motors, Inc. Form 10-KSB

This Form 10-KSB contains forward-looking statements including, without limitation, statements relating to the Company's plans, expectations, intentions, and adequate resources, and are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The words "believes," "intends," "expects," "plans," "anticipates," "estimates," or "potential" and similar expressions identify forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information. Actual results may differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company. Some important factors that could cause the Company's actual results or expectations to differ materially from those discussed in the forward-looking statements include, but are not limited to, loss of the Company's significant customers, changes in consumer demand for remanufactured automobile engines, weather, fuel costs and availability, regulatory action, Federal and State legislation, labor strikes, maintenance and capital expenditures and local economic conditions.

Results of Operation

                                                 Year Ended December 31,
                                              1996         1995         1994
Net Sales                                     100.0%       100.0%       100.0%
Cost of Goods Sold                             77.0         74.7         74.6
Gross Profit                                   23.0         25.3         25.4
Selling , Gen'l and Admin Expenses             14.4         15.5         17.5

Operating Income                                8.6          9.8          7.9
Interest Expense, Net                           0.0          0.6          0.9
Other(Income) Expense                           0.0         (0.5)         0.0

Earnings Before Extraordinary Item              8.6          9.7          7.0
Extraordinary Item  (Income)                    0.0         (0.9)         0.0
Provision For Income Taxes                      0.2          1.2         (3.1)

Net Income                                      8.4          9.4         10.1


Fiscal 1996 Compared to Fiscal 1995

Net sales for fiscal 1996 increased $5,015,868 or 36.8% from $13,620,736 in 1995 to $18,636,604. The increase in sales is attributable to the general growth of business with existing customers and to sales to new customers. During 1996 the Company opened three new Regional Distribution Centers ("RDC's) in the Southeast, Midwest, and Northeast. These RDC's allowed the Company to increase shipments to its four key customers by 35.4%, from $9,751,435 in 1995 to $13,203,133 in 1996. Sales to all other customers increased 40.4% , from $3,869,301 in 1995 to $5,433,471 in 1996. This increase is attributable to geographic expansion through its RDC's. Sales to the Company's two largest customers increased 36.1%, from $8,421,944 in 1995 to $11,467,143 in 1996.

Cost of goods sold increased 41.1% or $4,176,780 over the period. Cost of sales as a percentage of net sales increased from 74.7% in 1995 to 77.0% in 1996. The Company believes that this increase in cost of goods sold is primarily attributable to the labor and overhead costs associated with the expansion of the Company's production capacity to feed its additional distribution outlets, prior to achieving the expected increase in sales revenues.

Selling, general and administrative expenses over the periods increased 26.8% or $567,150 from $2,117,879 in 1995 to $2,685,029 in 1996. This increase is primarily attributable to increased marketing efforts and the establishment of three new RDC's. As a percentage of sales, selling, general and administrative expenses decreased to 14.4% in 1996 from 15.5% in 1995, due primarily to increased sales volume.

Interest expense decreased to $68,657 in 1996 versus $80,328 in 1995. Part of the proceeds of the Company's initial public offering of April 2, 1996 were used to repay interest bearing Company debt. Interest income in 1996 was mainly from the short term investment of funds generated from the proceeds of the IPO.

During fiscal 1996 the provision for income taxes was $28,671 compared to $152,000 in 1995.

The decrease in provision for income taxes is due primarily to the impact of employee wage based tax incentive credits increasing deferred tax assets by $422,637 in 1996 to $941,637 from $519,000 in 1995.

During fiscal 1995 the Company made an early settlement of its obligations with certain creditors for amounts less than the original amounts owed. This early settlement resulted in a gain from forgiveness of debt, net of income tax effect, of $119,000 in 1995.

Liquidity and Capital Resources

The Company's operations have been financed principally from the net proceeds of the Company's initial public offering in April, 1996, borrowings from related parties, borrowings from its bank credit facility, and cash flows from operations. As of December 31, 1996 the Company's working capital was $5,811,914.

Net cash (used in) provided by operating activities during fiscal 1996 and fiscal 1995 was ($2,661,013) and 202,745, respectively. In 1996 the Company increased its inventory by $2,869,308 in order to add three new RDC's and to meet increased demand for its products.

Net cash (used in) investing activities in 1996 and 1995 was ($647,607) and ($102,956) respectively, all for equipment purchases.

Net cash (used in) provided by financing activities in 1996 and 1995 was $3,268,381 and ($220,615) respectively. In 1996 net proceeds from the Company's initial public offering totaled $4,436,151. Repayments of debt to related parties in 1996 were $917,770 and repayment to the Company's bank lender in 1996 was $1,820,000.

In May, 1996 the Company amended its credit agreement with Comerica Bank
(the "bank"). The credit agreement provides a revolving credit facility in an aggregate principal amount not exceeding $3,000,000, which credit facility is secured by a lien on substantially all of the assets of the Company. This facility has a maturity date of April 30, 1998, and provides for an interest rate on borrowings at the lower of the bank's prime lending rate plus 0.25% or LIBOR plus 2.00%. In addition, the bank has provided the Company with a five year term loan credit facility of up to $1,500,000, which credit is secured by a lien on substantially all of the assets of the Company. This facility provides for an interest rate on borrowings at the lower of the bank's prime interest rate plus 0.375% floating, or Cost of Funds plus 2.00%, fixed, for the tenor of each obligation. At December 31, 1996 there were no borrowings under either facility, and on January 31, 1997 the Company had borrowed $300,000 under the revolving credit facility.

The Company's accounts receivable as of December 31, 1996 was $1,901,619. This represents an increase of $323,436 or 20.5% over accounts receivable on December 31, 1995, which is due to the sales increase in 1996 of 36.8%.

The Company's inventory as of December 31, 1996 was $4,972,064 which is an increase of $2,869,308 or 136.5% over inventory at December 31, 1995. The increase is primarily attributable to the Company's opening of three new RDC's in 1996 and a fourth new RDC in January, 1997. In addition, the Company maintains a larger inventory at its Los Angeles facility to support the new RDC's, and in anticipation of increased demand for the Company's products in 1997.

ITEM 7. FINANCIAL STATEMENTS

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

        The information required by this item is incorporated by reference herein in the "Election of Directors" section of the Company's Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 10. EXECUTIVE COMPENSATION.

         The information required by this item is incorporated by reference herein in the Executive Compensation" section of the Company's Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference herein in the "Security Ownership of Management" section of the Company's Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 12 CERTAIN RELATIONSHIPS TO RELATED TRANSACTIONS.

        The information required by this item is incorporated by reference herein in the "Certain Transactions" section of the Company's Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
         a. EXHIBITS:

Number     Description of Exhibit             Method of Filing
3.1        Amended and Restated               Incorporated by reference to
           Articles of Incorporation          Exhibit 3.1 to as filed with the
           as filed with the California       Company's Registration Statement
           Secretary of State on              on Form SB-2 (No. 333-00402-LA)
           March 15, 1996                     declared effective on April 2,
                                              1996 (the "Registration
                                              Statement").

3.3        Amended and Restated Bylaws        Incorporated by reference to
                                              Exhibit 3.3 to the Registration
                                              Statement.

4.1        Form of Underwriters' Warrant      Incorporated by reference to
           Agreement                          Exhibit 4.1 to the Registration
                                              Statement.

4.2        Form of Common Stock Certificate   Incorporated by reference to
                                              Exhibit 4.2 to the Registration
                                              Statement.

4.3        1996 Stock Option Plan             Incorporated by reference to
                                              Exhibit 4.3 to the Registration
                                              Statement.

4.4        1996 Non-Employee Director Stock   Incorporated by reference to
           Option Plan                        Exhibit 4.4 to the Registration
                                              Statement.

10.1       Lease                              Incorporated by reference to
                                              Exhibit 10.1 to the Registration
                                              Statement, and filed herewith.

10.2       Note to Aaron Landon               Incorporated by reference to
                                              Exhibit 10.2 to the Registration
                                              Statement.

10.3       Employment Agreement with Aaron    Incorporated by reference to
           Landon                             Exhibit 10.3 to the Registration
                                              Statement.

10.4       Employment Agreement with Buddy    Incorporated by reference to
           Mercer                             Exhibit 10.4 to the Registration
                                              Statement.

10.5       Employment Agreement with Paul     Incorporated by reference to
           to Sullivan                        Exhibit 10.5 the Registration
                                              Statement.

10.6       Loan Agreement with Metrobank      Filed herewith

10.7       Form of Financial Consulting       Incorporated by reference to
           Agreement with Commonwealth        Exhibit 10.8 to the Registration
           Associates                         Statement.

23.2       Consent of Richard Funk            Incorporated by reference to
                                              Exhibit 23.4 to the Registration
                                              Statement.

23.3       Consent of Cornelius P. McCarthy   Incorporated by reference to
                                              Exhibit 23.6 to the Registration
                                              Statement.

24.0       Power of Attorney                  Incorporated by reference to
                                              Exhibit 24.0 to Registration
                                              Statement.

b. REPORTS ON FORM 8-K:

No reports on Form 8-K were filed by the Company during the fiscal quarter ended December 31, 1996.

                                    BONDED MOTORS, INC.
                              INDEX TO FINANCIAL STATEMENTS
                                                                                      Page
Independent Auditors' Report                                                           F-2

Financial Statements
   Balance Sheet as of December 31, 1996 and 1995                                      F-3
   Statements of Earnings for the years ended December 31, 1996 and 1995               F-4
   Statements of Shareholders' Equity for the years ended December 31, 1996 and 1995   F-5
   Statements of Cash Flows for the years ended December 31, 1996 and 1995             F-6
   Notes to Financial Statements                                                       F-8

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Bonded Motors, Inc.

We have audited the accompanying balance sheets of Bonded Motors, Inc. as of December 31, 1996 and 1995 and the related statements of earnings, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bonded Motors, Inc. as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/S/ KPMG PEAT MARWICK LLP
-------------------------
January 31, 1997

                              BONDED MOTORS, INC.
                                 BALANCE SHEET
                           December 31, 1996 and 1995

                 ASSETS
                                                           1996        1995
Current assets:
  Cash                                                  $   73,498  $  113,737
  Trade accounts receivable (less allowance for          1,901,619   1,578,183
   doubtful accounts of $67,866 in 1996 and
   $51,915 in 1995)
Inventories:
  Parts                                                    823,383     626,899
  Work in process                                          293,688     235,923
  Finished goods                                         3,854,993   1,239,934
                                                        ----------  ----------
                                                         4,972,064   2,102,756

  Deferred Tax assets (note 6)                             421,414     519,000
  Prepaid expenses and other current assets                143,771      88,512
  Prepaid income taxes (note 6)                            287,004         -
                                                        ----------  ----------
    Total current assets                                 7,799,370   4,402,188
                                                        ----------  ----------

Property and equipment, at cost:
  Machinery and equipment                                1,478,181     890,079
  Furniture and fixtures                                   358,215     298,710
                                                        ----------  ----------
                                                         1,836,396   1,188,789
  Less accumulated depreciation and amortization         1,131,640   1,024,343
                                                        ----------  ----------
    Net property and equipment                             704,756     164,446
                                                        ----------  ----------
Deferred tax assets (note 6)                               520,223         -
Other assets                                                 5,551     140,376
                                                        ----------  ----------
                                                        $9,029,900  $4,707,010
                                                        ==========  ==========

          LIABILITIES AND SHAREHOLDERS' EQUITY
                                                           1996        1995
Current liabilities:
  Current maturities of notes payable to related
    parties (note 5)                                    $  100,000  $  284,000
  Accounts payable                                       1,218,004   1,493,371
  Accrued expenses                                         319,452     328,092
  Accrued warranty obligations                             350,000     290,000
  Income taxes payable (note 6)                                -       322,935
                                                        ----------  ----------
    Total current liabilities                            1,987,456   2,718,398
                                                        ----------  ----------

Notes payable to bank (note 4)                                 -       250,000

Notes payable to related parties, less current
  maturities (note 5)                                          -       733,770

Commitments and contingencies (note 7)

Shareholders' equity (note 10)
  Preferred stock, no par value.  Authorized
    1,000,000 shares; none issued and outstanding              -           -
  Common stock, no par value.  Authorized
    10,000,000 shares; issued and outstanding
    3,002,940 shares and 2,000,000 shares as of
    December 31, 1996 and 1995, respectively.            4,678,419     212,500
  Retained earnings                                      2,564,025     992,342
  Notes receivable from exercise of stock options         (200,000)   (200,000)
                                                        ----------  ----------
Total shareholders' equity                               7,042,444   1,004,842
                                                        ----------  ----------
                                                        $9,029,900  $4,707,010
                                                        ==========  ==========
See accompanying notes to financial statements

BONDED MOTORS, INC.
                           STATEMENTS OF EARNINGS
                   Years ended December 31, 1996 and 1995

                                                         1996       1995

Net sales                                            $18,636,604   $13,620,736
Cost of sales                                         14,351,214    10,174,434
                                                      ----------    ----------
      Gross profit                                     4,285,390     3,446,302

Selling, general and administrative expenses           2,685,029     2,117,879
                                                      ----------    ----------
      Earnings from operations                         1,600,361     1,328,423

Other (expenses) income:
  Interest expense                                       (68,657)      (80,328)
  Interest income                                         68,650           -
  Other                                                      -          65,651
                                                      ----------    ----------
      Earnings before income taxes and
        extraordinary item                             1,600,354     1,313,746

Income tax expense (note 6)                              (28,671)     (152,000)
                                                      ----------    ----------
      Earnings before extraordinary item               1,571,683     1,161,746

Extraordinary item - gain from forgiveness of debt,
  net of income tax effect of $15,000 in 1995 (note 9)       -         119,000
                                                      ----------    ----------
      Net Earnings                                   $ 1,571,683   $ 1,280,746
                                                      ==========    ==========

Earnings per common and common equivalent shares:
  Earnings before extraordinary item                 $      0.56   $      0.59
  Extraordinary item                                          -           0.06
                                                      ----------    ----------
      Net earnings                                   $      0.56   $      0.65
                                                      ==========    ==========
Weighted average common and common equivalent shares
  outstanding (note 2 and 10)                          2,797,000     1,972,000
                                                      ==========    ==========

See accompanying notes to financial statements

                                         BONDED MOTORS, INC.
                                 STATEMENTS OF SHAREHOLDERS' EQUITY
                               Years ended December 31, 1996 and 1995

                                                                            Notes
                                                             Retained     Receivable        Net
                                                             earnings    from sale of   shareholders'
                                          Common stock      (accumulated     common        equity
                                      Shares       Amount      deficit)       stock      (deficiency)
                                     ---------   ---------    ----------    --------       ---------
Balance at December 31, 1994         1,800,000  $   12,500     (288,404)         -          (275,904)
Issuance of common stock (note 10)     200,000     200,000          -            -           200,000
Notes receivable from sale of
  common stock (note 10)                   -           -            -       (200,000)       (200,000)
Net earnings                               -           -      1,280,746          -         1,280,746
                                     ---------   ---------    ----------    --------       ---------
Balance at December 31, 1995         2,000,000  $  212,500   $  992,342    $(200,000)      1,004,842
Public sale of common stock at
  $5.875 per share, net of expenses  1,000,000   4,436,151          -            -         4,436,151
Issuance of common stock
  to employee                            2,940      29,768          -            -            29,768
Net earnings                               -           -      1,571,683          -         1,571,683
                                     ---------   ---------    ---------     --------       ---------
Balance at December 31, 1996         3,002,940  $4,678,419   $2,564,025    $(200,000)      7,042,444
                                     =========   =========    =========     ========       =========

See accompanying notes to financial statements.

                                  BONDED MOTORS, INC.
                               Statements of Cash Flows
                               Years ended December 31
                                                                   1996        1995
Cash flows from operating activities:
  Net earnings                                                  $1,571,683  $1,280,746
                                                                 ---------   ---------
  Adjustments to reconcile net earnings to net cash (used in)
    provided by operating activities:
    Depreciation and amortization                                  107,297      50,700
    Gain from forgiveness of debt                                      -      (119,000)
    (Increase) decrease in assets:
      Accounts receivable                                         (323,436)   (729,036)
      Inventories                                               (2,869,308)   (465,748)
      Prepaid expenses and other assets                            109,334    (164,726)
      Deferred tax assets                                         (422,637)   (182,000)
    Increase (decrease) in liabilities:
      Accounts payable                                            (275,367)    106,723
      Accrued expenses                                              (8,640)     54,170
      Accrued warranty obligations                                  60,000      60,000
      Income taxes payable                                        (609,939)    310,916
                                                                 ---------   ---------
        Total adjustments                                       (4,232,696) (1,078,001)
                                                                 ---------   ---------
Net cash provided (used) by operating activities                (2,661,013)    202,745
                                                                 ---------   ---------
Cash flows from investing activities - purchases of equipment     (647,607)   (102,956)
                                                                 ---------   ---------
Cash flows from financing activities:
  Net proceeds from issuance of common stock                     4,436,151         -
  Borrowings from bank                                           1,820,000     250,000
  Repayment of notes payable to related parties                   (917,770)   (149,919)
  Repayment of borrowings from bank                             (2,070,000)        -
  Repayment of amounts due creditors under deferral/reduction
    arrangement                                                        -      (320,696)
                                                                 ---------   ---------
      Net cash provided (used) by financing activities           3,268,381    (220,615)
                                                                 ---------   ---------
      Net increase (decrease) in cash                              (40,239)   (120,826)

Cash at beginning of year                                          113,737     234,563
                                                                 ---------   ---------
Cash at end of year                                             $   73,498  $  113,737
                                                                 =========   =========

                                     (Continued)

                                  BONDED MOTORS, INC.
                          Statements of Cash Flows, Continued
                                                                   1,996       1,995
                                                                 ---------   ---------
Supplemental disclosure of cash flow information:
  Cash paid for:
    Interests                                                   $   74,476  $   68,586
    Income taxes                                                 1,073,000      45,584
                                                                 =========   =========

Supplemental disclosure of noncash investing an financing activities:
The payments for shares issued pursuant to certain stock option (note 10) during 1995 was made through the issuance of promissory notes.

See accompanying notes to financial statements.

                             BONDED MOTORS, INC.
                        Notes to Financial Statements
                         December 31, 1996 and 1995
(1)The Company
Bonded Motors, Inc. (the Company) remanufactures automobile engines primarily for domestic and Japanese imported cars and light trucks in the United States for resale to automotive retailers, end users and installers. Substantially all of the company's sales are currently generated in the Southwest and Northwest regions of the United States, including those to significant customers (note 8).

(2)Summary of Significant Accounting Policies

Inventories

Inventories are stated at the lower of average cost or market (net realizable value). Included in inventories were cores of $1,190,801 and $492,973 at December 31, 1996 and 1995, respectively.

Revenue Recognition and Core Accounting

Revenue is recognized upon shipment of product, net of a provision for core returns. The company's customers are encouraged to return their old, rebuildable core as a credit against the identical engine purchased. The Company identifies the returned core to the original customer invoice and issues a credit memo equal to the core charge reflected on the original invoice. These core returns, recorded as a reduction in net sales, were $5,024,263 and $3,122,824 during the years ended December 31, 1996 and 1995, respectively.

Cores returned from customers are recorded into inventory on the same basis as the Company records purchases of cores from independent core suppliers into inventory, at the lower of average cost or market (net realizable value). Customer core returns provide approximately 60% of the company's core requirements, and independent core suppliers provide the remaining 40% of the company's core requirements.

Product Warranty

The Company provides the ultimate customer with a warranty with each engine. Warranty expense is accrued at the time of sale based upon actual claims history.

Depreciation and Amortization

The Company provides for depreciation of machinery and equipment by use of the straight-line and declining-balance methods over the estimated useful lives of the related assets, which range from 3 to 12 years. Amortization of leasehold improvements is provided under the straight-line method over the term of the lease, not to exceed the economic useful lives of the related assets.

Research and Development Costs

Research and development costs are charged to expense as incurred. Research and development costs aggregated approximately $66,000 and $124,000 during the years ended December 31, 1996 and 1995, respectively.

                                   BONDED MOTORS, INC.
                        Notes to Financial Statements, Continued
Income Taxes

The Company accounts for income taxes under the asset and liability method of accounting for income taxes, whereby deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings per Share

Net earnings per share has been computed using the weighted average number of common and common equivalent shares outstanding for each of the periods presented adjusted for the stock split (note 10). Common stock equivalents represent the number of shares which would be issued assuming the exercise of common stock options reduced by the number of shares which could be purchased with the proceeds from the exercise of those options using the treasury-stock method. The outstanding stock options are included in the calculations when considered material and not antidilutive.

The weighted average common shares outstanding during the years ended December 31, 1996 and 1995 were 2,750,000 and 1,817,000, respectively. The incremental common equivalent shares due to outstanding stock options during the years ended December 31, 1996 and 1995 were 47,206 and 155,000, respectively.

Fully diluted net earnings per common and common equivalent shares is not presented since the amounts do not differ significantly from the primary net earnings per share presented.

Stock-Based Compensation

The Company has two option plans which reserve shares of common stock for issuance to executives, key employees and directors. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, the Company is recognizing compensation cost pursuant to the provisions of APB No. 25. Had compensation cost for the Company's two stock option plans been determined based on the fair value at the grant date for awards in 1996 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amount as indicated below:

        Net earnings as reported            $ 1,571,683
        Pro forma net earnings                  952,151
        Net earnings per share as reported          .56
        Pro forma net earnings per share            .34
                                             ==========

                                  BONDED MOTORS, INC.
                        Notes to Financial Statements, Continued

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1996: dividend yield of 0%; expected volatility of 35%; risk-free interest rate of between 6.0% and 6.6%; and expected lives of 5 years.

The weighted average fair value of options granted during 1996 is $2.48.

No options were issued in 1995.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and
assumptions.   These affect the reported amounts of assets, liabilities,
revenues and expenses and the amount of any contingent assets or liabilities disclosed in the financial statements. Actual results could differ from the estimates made.

(3)Fair Value of Financial Instruments

The carrying amounts of accounts receivable, inventories, accounts payable, accrued expenses and notes payable to bank and related parties approximate fair value because of the short maturity of these items.

(4)Note Payable to Bank

During May 1996, the Company entered into a credit agreement (Agreement) providing for a revolving line of credit for borrowings up to $3,000,000 through April 30, 1998. Borrowings under the agreement bear interest at the lower of prime (8.5% at December 31, 1996) plus .25% or at LIBOR plus 2.0%.

The Agreement also provides for a five-year term loan facility of up to $1,500,000. Borrowings under the term loan bear interest at the lower of prime plus .375% or at cost of funds plus 2.0%.

Borrowings under both the line of credit and the term loan are secured by the company's assets. The Agreement includes various financial covenants, the more significant of which are tangible net worth, debt coverage ratio, senior debt to tangible net worth and current ratio. The Company was in compliance with all such covenants as of December 31, 1996.

No amounts were outstanding under the Agreement at December 31, 1996.

On November 11, 1996, the Company entered into a credit agreement (Agreement) providing an acquisition facility for borrowings up to $10,000,000 through June 30, 1997. This facility is to be used only in the event the Company enters into an acquisition in the automotive industry. Borrowings under the credit agreement bear interest at prime (8.25% at December 31, 1996) or cost of funds plus 2.25% and are secured by the assets of the Company and of the acquired company. The credit agreement includes various financial covenants, the more significant of which include tangible net worth, debt coverage ratio, senior debt to tangible net worth and current ratio. At December 31, 1996, no amounts had been drawn down or were outstanding under this facility, and the Company has not entered into any acquisition agreement.

                                  BONDED MOTORS, INC.
                        Notes to Financial Statements, Continued

(5)Related Party Transactions
Notes payable to related parties consisted of the following:
                                                              1996  1995

Notes payable to officer, subordinated to notes payable
 to bank, secured by the assets of the Company, payable
 in monthly installments aggregating $6,000 per month,
 including interest ranging up to 10%, repaid on
 February 20, 1996 from proceeds of bank borrowings      $      -       917,700
Note payable to affiliate of shareholder, non-
 interest bearing, unsecured and due on demand              100,000     100,000
                                                          ---------   ---------
                                                            100,000   1,017,770
Less current maturities                                     100,000     284,000
                                                          ---------   ---------
                                                         $      -       733,770
                                                          =========   =========

Interest incurred on notes payable to related parties was $17,251 and $72,146 during the years ended December 31, 1996 and 1995, respectively.

In the normal course of business, the Company purchases cores from a relative of the Chief Executive Officer and majority shareholder. Total purchases were $462,000 and $94,000 in the years ended December 31, 1996 and 1995, respectively. No amounts were outstanding in relation to these purchases by the Company at December 31, 1996 or 1995.

(6)Income Taxes

Income tax expense is comprised of the following:

                                           1996        1995
                           Current:
                             Federal    $ 446,390     334,000
                             State          4,918         -
                                         --------    --------
                                          451,308     334,000
                                         --------    --------

                           Deferred:
                             Federal       25,674      44,000
                             State       (448,311)   (226,000)
                                         --------    --------
                                         (422,637)   (182,000)
                                         --------    --------
                                        $  28,671     152,000
                                         ========    ========

                                  BONDED MOTORS, INC.
                        Notes to Financial Statements, Continued

Actual income taxes differ from those obtained by applying the Federal income tax rate of 34% to earnings before income taxes and extraordinary item as follows:

                                                            1996      1995

Computed "expected" income taxes                         $ 544,000   455,000
State income taxes, net of Federal income tax benefit       98,000    82,000
State income tax credits earned                           (600,000) (227,000)
Change in the valuation allowance for deferred tax
assets allocated to income tax benefit                         -    (315,000)
Other                                                      (13,329)  157,000
                                                          --------   -------
                                                         $  28,671   152,000
                                                          ========   =======

The primary components of temporary differences which give rise to deferred tax assets at December 31, 1996 and 1995 are:

                                                           1996       1995

State tax credits                                       $ 680,223    236,000
Warranty provision                                        140,350    126,000
Sales returns allowance                                    41,503     80,000
Allowance for doubtful accounts                            27,214     22,000
Other                                                      52,347     55,000
                                                         --------   --------
Total deferred tax assets                               $ 941,637    519,000
                                                         ========   ========

The Company had no significant deferred tax liabilities at December 31, 1996 or 1995. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 1996. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if the company's estimate of future taxable income is reduced.

At December 31, 1996 and 1995, the Company had California state tax credit carryforwards of approximately $680,000 available to offset future taxable income, if any, through 2011.

                                  BONDED MOTORS, INC.
                        Notes to Financial Statements, Continued

(7)Commitments and Contingencies

Leases

The Company leases certain facilities under a noncancelable operating lease through 2015 from its major shareholder. The Company also leases other facilities and certain equipment under noncancelable operating leases through 1999. Rental expense for the years ended December 31, 1996 and 1995 amounted to $132,066 and $135,474, respectively, of which approximately $96,000 and $90,000 was incurred under the lease with the shareholder in 1996 and 1995, respectively.

Future minimum lease payments under these leases at December 31, 1996 are as follows:
                      1997                $  218,000
                      1998                   205,000
                      1999                   146,000
                      2000                    96,000
                      Thereafter           1,440,000
                                           ---------
                                          $2,105,000
                                           =========

Environmental

The Company operates two wastewater clarifiers at its Los Angeles production facility and a third clarifier was removed in 1994. In February 1996, the Company retained an environmental consultant to perform soil sampling in the area of the closed and the two active clarifiers. The consultant concluded that in its opinion, based on the data collected, there is a high probability that remedial costs to reduce the concentrations of soil contaminants in the vicinity of the clarifiers will not exceed $100,000. The Company believes that the cost to remediate, if any, will not be material to the company's financial position or results of operations. There is no assurance, however, that further testing would not uncover additional contamination, which might require remediation. The ultimate costs, if any, related to this matter are indeterminable, and no provision for loss has been accrued in the accompanying financial statements.

Other

In December 1995, the Company entered into employment agreements with its officers for three-year terms providing for base salaries plus bonuses.

The Company is subject to certain miscellaneous legal claims in the ordinary course of business. Management does not believe that any liability as a result of adverse settlement of such claims would have a material impact on the accompanying financial statements.

(8)Concentration of Credit Risk and Significant Customers

The Company sells its products principally to customers in the Southwest and Northwest regions of the United States. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations. The company's credit losses for the period presented were not material and have not exceeded management's estimates.

The Company had sales with two significant customers constituting approximately 30% and 32%, respectively, of net sales in 1996 and 39% and 23%, respectively, of net sales in 1995. Additionally, these customers comprised 28% and 47%, respectively, of accounts receivable at December 31, 1996 and 21% and 52%, respectively, of accounts receivable at December 31, 1995. The loss of either of these customers could have a material adverse effect on the Company.

                                   BONDED MOTORS, INC.
                        Notes to Financial Statements, Continued

(9)Extraordinary Item

During 1993, the Company entered into an arrangement with certain of its creditors for the deferral and/or reduction of amounts owed these creditors. During 1995, the Company settled its obligations with these creditors for amounts less than the original amounts due resulting in a gain from forgiveness of debt, net of income tax effect, of $119,000.

(10)Shareholders' Equity and Stock Options

In April 1996, the Company completed an underwritten initial public offering of 1,000,000 shares of its common stock, at a public offering price of $5.875 per share (the Offering). The net proceeds from the Offering of approximately $4,436,151 were used in part to repay a portion of the Company's debt, and the balance was used to fund working capital requirements.

In December 1995, the Company amended its Articles of Incorporation to authorize 1,000,000 shares of preferred stock and increase the authorized shares of common stock to 10,000,000 shares. In connection with this amendment, the Company effected a 3,600-for-1 common stock split.

During March 1994, the Company granted, at estimated fair market value, stock options to two of its officers for the purchase of an ownership interest in the Company aggregating 10%. These stock options were exercised during December 1995 for an aggregate amount of $200,000. The payments for shares issued pursuant to these stock options were made through the issuance of promissory notes from these officers. The notes are secured by the underlying shares and certain real property, bear interest at 8% and are due on or before December 7, 2002.

The Company adopted a stock option plan in January 1996 which provides for the issuance of options to employees, officers and directors of the Company to purchase up to an aggregate of 400,000 shares of common stock. During 1996, the Company issued 250,000 options at option prices ranging between $5.50 and $6.50, the fair value at date of grant, with vesting periods of between one and three years and exercise dates of between one and five years from the date of issuance of the option. None of these options were exercised during the year. In February 1996, the Company granted a stock option for 30,000 shares to one of its officers. There were no options exercisable as of December 31, 1996.

The Company also adopted a directors' plan in January 1996 which provides for the issuance of options to outside directors of the Company to purchase up to an aggregate of 50,000 shares of common stock. No options had been issued under this plan at December 31, 1996.

(11)Significant Fourth-Quarter Adjustments

During the fourth quarter of the year ended December 31, 1996, the Company recorded an adjustment of $447,977 for the effects of a change in the Company's estimate of overhead costs included in finished engine inventory.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 7, 1997

BONDED MOTORS, INC.

By: /S/ AARON LANDON
                                                     Aaron Landon,
                                                     Chairman of the Board and
                                                     Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                TITLE                                    DATE

/S/ AARON LANDON         Chairman of the Board, President,        March 7, 1997
    Aaron Landon         Chief Executive Officer and Director
                         (Principal executive officer)

/S/ BUDDY MERCER          Chief Operating Officer and Director    March 7, 1997
    Buddy Mercer

/S/ PAUL SULLIVAN          Chief Financial Officer and Director   March 7, 1997
    Paul Sullivan

/S/ RICHARD FUNK           Director                               March 7, 1997
    Richard Funk

/S/ CORNELIUS P. McCARTHY  Director                               March 7, 1997
    Cornelius P. McCarthy

LEASE AGREEMENT, DATED FEBRUARY 6, 1996, BY AND BETWEEN THE COMPANY AND DIEGO PROPERTY, RELATING TO THE COMPANY'S FACILITY LOCATED IN ATLANTA, GEORGIA.

     THIS LEASE, made this 6th day of February, 1996 by and between Diego V. Visceglia dba Diego Property, a sole proprietorship, (hereinafter called "Lessor"), and Bonded Motors. Inc., hereinafter called "Lessee").

                                 WITNESSETH

1.0  PREMISES:
     Lessor, for and in consideration of the rents, covenants, agreements and stipulations hereinafter mentioned, reserved, and contained to be paid, kept and performed by Lessee, has leased and rented, and by these presents does lease and rent, unto Lessee, and Lessee hereby agrees to lease and take upon the terms and conditions which hereinafter appear, the following described premises (hereinafter called the "Leased Premises") to wit:

     Approximately 3,000 rentable square feet of office/warehouse space located at 1045 Lee's Mill Road, Clayton County, Atlanta, Georgia 30349.

     No easement for light or air is included in the Leased Premises.
2.0  TERM:
     To have and to hold the Leased Premises for a term of thirty-six (36) months beginning on the 1st day of March , 1996 and ending on the 28th day of February, 1999, at midnight, unless sooner terminated as hereinafter provided.

2.1 The term of this Lease shall commence as shown above, or on such other date as hereinafter provided. Taking of possession by Lessee shall conclusively establish that the Leased Premises are in good and satisfactory condition as of the time when possession is taken.

2.2 It is agreed and understood that if Lessor is unable to deliver possession of the Leased Premises to Lessee at the commencement of the term of this Lease, as provided in Paragraph 2.0 because of the retention of possession thereof by other parties, or because the Leased Premises are not ready for occupancy by Lessee, Lessor shall not be liable to Lessee for damages and the term of this Lease shall not be affected by such delay; however, Lessee shall have no obligation to pay rent until the Leased Premises are delivered to Lessee, unless said delay is attributable to Lessee. Lessor shall use all reasonable diligence to deliver possession of the Leased Premises to Lessee on or before the commencement of the term hereof. If Lessee is not in possession of the Leased Premises due solely to Lessor's failure to deliver the same to Lessee, then Lessee shall not owe any rent for the period of time that Lessee is not in possession.

2.3 In the event that Lessor shall permit Lessee to occupy the Leased Premises prior to the commencement date of the term as set forth in Paragraph 2.0, such occupancy shall be subject to all provisions of this Lease, including without limitation, the obligation to pay rent. Said early possession shall not advance the termination date of this Lease.

3.0  RENTAL:
     All payment of money due hereunder, of any kind or nature, from Lessee to Lessor, are rental payments under this Lease. Lessee shall pay to Lessor, on the first day of each month during the term of this Lease, at Lessor's offices as stipulated herein, or at such location as Lessor shall designate in writing, a monthly rental over and above the other and additional payments to be made by Lessee as herein provided, in advance as follows:

     3/1/96 - 2/28/97       $ 1,062.50 per month
     3/1/97 - 2/28/98       $ 1,105.00 per month
     3/1/98 - 2/28/99       $ 1,149.20 per month

     (hereinafter defined as "Base Rent"). Base rent shall be deemed to include water/sewer and common area maintenance charges as outlined herein. Lessee shall pay $40.00 per month to compensate lessor for water and sewer service to the Leased Premises (further defined as "Base Rent").

     Lessee shall pay to Lessor monthly its pro-rata share of common area maintenance expenses for the building or buildings (hereinafter defined as "Project") per paragraph 10.0 estimated for the first lease year to be S30.00 per month (further defined as "Base Rent"). The term "portion of" or "pro-rata share of" the project per paragraph 10.0 regarding common area maintenance shall be defined as 2.07 %. In the event the effective date of this Lease is not the first day of the month, the first monthly payment for base rent for the first month of this Lease shall be due and payable on the effective date of this Lease covering the period from the effective date until the first day of the next month, said amount being prorated on a daily basis. said charges for water/sewer and common area maintenance shall be subject to annual review as to Lessor actual incurred expenses and shall be subject to adjustment should there by any increase in the cost of common area maintenance or water/sewer service incurred by Lessor. In the event the actual expenses increase, Lessee shall pay Lessor annually the difference, if any, between the actual expenses and the estimated pro rata share Lessee has paid to Lessor for the prior calendar year. Lessor will accordingly adjust Lessee's estimated monthly charges due herein. All other payments due the Lessor hereunder are herein after referred to as "Additional Rent" including but not limited to utilities, repairs, real estate taxes and insurance. All Additional Rental shall be due and payable within fifteen (15) days of receipt of written notice from Lessor. Lessee shall make all rental payments to:

                                         Diego Properties
                                         P.O. Box 95605
                                         Atlanta, Georgia 30347

     Lessee shall have no authority to pay the rent due hereunder to any party other than Lessor.

3.1 Any installment of Base Rent or Additional Rent which is not paid when due shall be subject to a ten percent (10%) late charge and any such charge or money obligation, including all expenses incurred by Lessor in collecting such charge or money obligation, shall be Additional Rent hereunder. In the event any check for rent from Lessee is dishonored by the drawee bank, Lessee agrees to pay to Lessor $ 75.00 as a handling charge and, if appropriate, the late charge. Returned checks shall be redeemed by a cashier's check, certified check or money order. In the event more than one check for rent is returned or dishonored, Lessee agrees to pay all future rents and charges hereunder by cashier's check, certified check or money order.

4.0  SECURITY DEPOSIT:
     Lessee shall deposit with Lessor upon execution hereof, the sum Of One Thousand One Hundred Forty-nine & 2O/100 ($ 11149.20 ) Dollars as security for Lessee's faithful performance of Lessee's obligations hereunder. If Lessee fails to pay any Base Rent or Additional Rent, or otherwise defaults with respect to any provision of this Lease, Lessor may use, apply or retain all or any portion of said deposit for the payment of any base Rent or Additional Rent or other charge in default or for the payment of any other sum to which Lessor may become obligated by reason of Lessee's default, or to compensate Lessor for any loss or damage which Lessor may suffer thereby. If all or any portion of said deposit is applied in any of the above manners during the term of the Lease, Lessee shall pay Lessor, within five (5) days of written demand from Lessor, the total amount of said deposit so applied by Lessor. However, in no way shall the deposited sum constitute liquidated damages to Lessor or a limit to the liability of Lessee hereunder. If Lessor transfers fee title to the Leased Premises, or there is any termination of Lessor's interest therein, in whole or in part, Lessor may pay over any unapplied part of said deposit to the succeeding owner of the Leased Premises and from and after such payment, Lessor shall be relieved of all liability with respect thereto.

5.0  UTILITIES:
     Lessee shall pay all utility bills, including but not limited to water, sewer, gas, electricity, fuel, light and heat bills, for the Leased Premises and Lessee shall pay all charges for garbage collection services or other sanitary services rendered to the Leased Premises or used by Lessee in connection therewith. If any such services are not separately metered to Lessee, Lessee shall pay a reasonable proportion as determined by Lessor of all charges jointly metered with other premises. Lessor shall in no event be liable for any interruption or failure of utility services on the premises. Terms of payment for water/sewer service are subject to terms as outlined in Paragraph 3.0 of this Lease.

6.0  USE OF LEASED PREMISES:
     The Leased Premises shall be used for office/warehouse/storage purposes and no other. The Leased Premises shall not be used for any illegal purposes; nor in any manner which will violate any restrictions or protective covenants affecting land of which the Leased Premises are a part.

7.0  ABANDONMENT:
     Lessee agrees not to abandon or vacate the Leased Premises during the term of this Lease and agrees to use the Leased Premises for the purposes herein described until the expiration hereof.
    8.0  REPAIRS BY LESSOR:
     Lessor agrees to keep in good repair the roof, foundations and exterior walls of the Leased Premises (exclusive of all glass and all exterior doors), and the underground utility and sewer pipes outside the exterior walls of the building of which the Leased Premises are a part (the "building"), except repair rendered necessary by the negligence or action of Lessee, its agents, employees, or invitees. Lessor gives to Lessee exclusive control of the Leased Premises and Lessor shall be under no obligation to inspect the Leased Premises. Lessee shall promptly report in writing to Lessor any defective condition known to it which Lessor is required to repair, and failure to report such defects shall make Lessee responsible to Lessor for any liability incurred by Lessor by reason of such defects. Lessor's liability with respect to any defects, repairs or maintenance for which Lessor is responsible under any of the provisions of this Lease shall be limited to the cost of such repairs or maintenance or the curing of such defect. Lessor shall have the right, but not the duty, to enter the Leased Premises at any time in order to examine the Leased Premises or to make such repair as required therein or which Lessor may deem necessary for the safety of, or preservation of the Leased Premises or of the Building. Nothing contained in this Lease shall require Lessor to make any repairs for damages caused by Lessee and Lessee shall cause such repairs to be made at its expense.

     9.0  REPAIRS BY LESSEE:
     Lessee accepts the Leased Premises in their present condition and hereby acknowledges that the Leased Premises are suited for the uses set forth in Paragraph 6.0 hereof. Lessee agrees that all office and warehouse walls, lights, electrical, plumbing fixtures and dock doors of the lease premises are in satisfactory condition without visible damage and will maintain such condition throughout the lease term. Lessee will notify Lessor in writing anything to the contrary within ten (10) days of the commencement date of the lease or occupancy date whichever is earlier. Lessee shall at its own cost and expense keep and maintain all parts of the premises (except those for which Lessor is expressly responsible under the terms of this Lease) in good condition, promptly making all necessary repairs and replacements, including but not limited to, windows, glass and plate glass, doors, any special office entry, interior walls and finish work, floors and floor covering, downspouts, gutters, heating and air conditioning systems, dock boards, truck doors, dock bumpers, paving, plumbing work and fixtures, termite and pest extermination, regular removal of trash and debris, regular mowing of any grass, trimming, weed removal and general landscape maintenance, including rail spur areas; if any, keeping the parking areas, driveways, alleys and the whole of the premises in a clean and sanitary condition. Lessee agrees to keep sufficient heat in the Leased Premises to keep the pipes (both water and sprinkler system) from freezing. Should any portion of said premises be damaged through the fault or negligence of the Lessee, its agents, employees, contractors, invitees, or customers or vandalism, malicious mischief, attempted or actual theft or illegal entry, then the Lessee agrees to promptly repair the same.

9.1 The air conditioning and heating system is accepted by the Lessee as in satisfactory operating condition as of the date of occupancy, and Lessee shall maintain at least on a quarterly basis, said air conditioning and heating system in good operating condition during the term of this Lease and any extension thereof.

9.2 Lessee shall not damage any demising wall or disturb the integrity and support provided by any demising wall and shall, at its sole cost and expense, promptly repair any damage or injury to any demising wall caused by Lessee or its employees, agents or invitees.

10.O COMMON AREAS:
     In the event the premises constitute a portion of a multiple occupancy building it shall be Lessor's obligation to care for the area surrounding the Project (hereinafter "common Area"), provided, however, that Lessee shall contribute its pro rata share of the expenses per paragraph 3.0 for the maintenance, repair and operation of the Common Areas of the Project, including but not limited to, the mowing of grass, care of shrubs, general landscaping, maintenance of parking areas, driveways and alleys, exterior repainting and common sewage line plumbing; as may be determined by Lessor in its sole discretion; and further provided that if Lessee or any other particular tenant of the building can be clearly identified as being responsible for obstruction or stoppage of the common sanitary sewage line, then Lessee, if Lessee is responsible, or such other responsible tenant shall pay the entire cost thereof, upon demand, as Additional Rent. Lessee's pro rata share of said expenses shall be based on the percentage of rentable area in the Leased
11.O ALTERATIONS:
     Lessee shall not make or cause to be made any alteration, addition, change or improvement to the Leased Premises without the prior written consent of the Lessor. In the event Lessor approves any such alterations, additions, changes, or improvements to the Leased Premises, such alterations, additions, changes, or improvements will be performed at the sole expense of the Lessee. Unless otherwise agreed upon in writing by Lessor, at the termination of this Lease, Lessee shall, if Lessor so elects, remove all alterations, additions, or improvements erected by Lessee and restore the Leased Premises to their original condition. All such removals and restoration shall be accomplished in a good workmanlike manner. If Lessor does not elect to have Lessee make such removals, all alterations, additions or improvements made in or upon the Leased Premises, either by Lessee or Lessor, shall be Lessor's property and shall remain upon the Leased Premises at the termination of the term of this Lease, by lapse of time or otherwise, without compensation to Lessee.
     11.1 Lessee shall keep the Leased Premises free of any mechanic's lien or encumbrance due to Lessee's alterations, additions, removals or improvements. Lessee agrees to indemnify and hold Lessor or its assigns harmless from any liability resulting from all alterations, additions, changes or improvements performed on the Leased Premises at the instance of Lessee. Lessee agrees at its sole expense to obtain any necessary permits, approvals or licenses required for said alterations, additions, change or improvements.
     11.2 Neither Lessee, nor any agent, employee or independent contractor of Lessee shall, under any circumstances, puncture, cut, tear or create any opening in the roof structure for any reason, either by intent or accident. If the same occurs, Lessee shall be responsible for the immediate total cost and repair to place the roof structure back to its original condition. Lessee shall commence repair within five (5) days of said damage to the roof and shall thereafter diligently and continuously proceed with such repair until completion. In the event said repair is not so commenced and completed, Lessor may, but is not obligated to, enter the Leased Premises and conduct or complete said repair at Lessee's sole cost. Any expense so incurred by Lessor shall constitute Additional Rent hereunder and be due and payable within fifteen (15) days of receipt of a notice from Lessor as to the amount of said expense.

     12.0 TAX ESCALATION:
     Lessee shall pay upon demand, as Additional Rent during the term of this Lease or any extension or renewal hereof, the amount by which all taxes (including but not limited to, ad valorem taxes, special assessments and any other governmental charges) on the Leased Premises for each tax year exceeds all taxes on the Leased Premises for the tax year 1496 . In the event the Leased Premises are less than the entire rentable area of the building or Project for any such tax year, then the tax for any such year applicable to the Leased Premises shall be determined by proportion on the basis that the rentable area of the Leased Premises bears to the rentable area of the entire property assessed. If in the final year of the term of this Lease fails to coincide with the tax year, then any excess for the tax year during which the term ends shall be reduced by the pro rata part of such tax year beyond the term of this Lease. If such taxes for the year in which this Lease terminates are not ascertainable before payment of the last month's rental, then the amount of such taxes assessed against the property for the previous tax year shall be used as a basis of determining the pro rata share, if any, to be paid by Lessee for that portion of the last lease year. Lessee's pro rata portion of increased taxes, as provided herein, is Additional Rent hereunder and shall be due and payable within fifteen (15) days after receipt of a notice from Lessor as to the amount due.

12.1 The Lessor shall have the right to employ a tax consulting firm to attempt to assure a fair tax burden on the building or Project and ground within the applicable taxing jurisdiction. Lessee shall pay to Lessor upon demand, from time to time, as Additional Rent, the amount of Lessee's pro rata share (as defined in paragraph 12.0 above) of the cost of such service.

13.0 INSURANCE:
     Lessee shall carry special Form insurance insuring its interest in Lessee's Improvement in the Leased Premises and its interest in its office furniture, equipment, supplies, inventory, fixtures and personal property therein. Such insurance will not be terminated or canceled without thirty
    (30) days prior written notice to Lessor by the carrier of such insurance. The carrier of such insurance shall waive all right of recovery by way of subrogation against Lessor. Lessor and Lessee hereby waive any rights of action each against the other for the loss or Employer's Liability; and umbrella Liability with limits of no less than $1,000,00O.
13.2 All policies and certificates of insurance shall name Lessor as an additional insured and shall provide that all Lessor's losses, to the limit of the policy, will be indemnified and all liability claims against Lessor resulting from Lessee's business will be defended by Lessee and its insurance carrier at no cost to Lessor. Lessee shall promptly deliver to Lessor all such certificates of insurance prior to occupancy and they shall be held by Lessor. Lessee agrees that it shall not cancel any of the above mentioned policies, or allow any policy to lapse without delivering to Lessor a certificate indicating equal or greater coverage written by an insurance company with the same requirements as previously stated.

13.3 Lessee shall pay upon demand, its pro rata share as Additional Rent, during the term of this Lease and any extension or renewal thereof, the amount by which all insurance premiums (including, but not limited to, premiums for all risks against physical loss subject to normal exclusions and owners and landlords premises liability) on the building or Project for each calendar year which exceeds the annual base premium paid by Lessor for 1996 year, then any excess for the calendar year during which the term ends, shall be reduced by the pro rata part of such calendar year beyond the Lease term.

14.0 DESTRUCTION OR DAMAGE TO THE LEASED PREMISES:
     If the Leased Premises are totally destroyed by storm, fire, lightning, earthquake, or other casualty, this Lease shall terminate as of the date of such destruction, and rental shall be accounted for between Lessor and Lessee as of that date. If the Leased Premises are damaged, but deemed restorable by Lessor, rental shall abate in such proportion as use of the Leased Premises has been destroyed. Lessor may, in its sole discretion, restore the Leased Premises to substantially the same condition as before the damage. In the event Lessor has not notified Lessee within thirty (30) days of said damage that Lessor will restore the Leased Premises to substantially the same condition, Lessee has the right to cancel this Lease.

15.0 INDEMNITY
     Lessee agrees to indemnify and save Lessor harmless against all claims for damages to persons or property by reason of the use or occupancy of the Leased Premises, and all expenses incurred by Lessor because thereof, including attorney's fees and court costs.

16.0 GOVERNMENTAL ORDERS:
     Lessee agrees, at its own expense, to promptly comply with all requirements of any legally constituted public authority made necessary by reason of Lessee's occupancy of the Leased Premises.
17.0 CONDEMNATION:
     If the whole of the Leased Premises, or such portion thereof as will make the Leased Premises unusable for the purposes herein leased, shall be condemned by any legally constituted authority for public use or purpose, then in either of said events the term hereby granted shall cease from the date when possession of the Leased Premises is taken by a public authority, and rental shall be accounted for as between Lessor and Lessee as of said date. such termination, however, shall be without prejudice to the rights of either Lessor or Lessee to recover compensation and damage caused by condemnation from the condemnor. It is further understood and agreed that Lessee shall have no rights in any award made to Lessor by any condemnation authority.

18.0 SUBORDINATION:
     This Lease and all rights of Lessee hereunder are and shall be subject and subordinate to the lien of any mortgage, deed to secure debt, deed to trust, or other instrument in the nature thereof, which may now or hereafter affect Lessor or its successor's interest in the fee title to the Leased Premises.

18.1 If the holder of any mortgage, deed to secure debt, deed of trust or other instrument in the nature thereof shall hereafter succeed to the rights of Lessor under this Lease, whether through possession or foreclosure action or delivery of a new lease, then at the option of such holder,(i) Lessee shall attorn to and recognize such successor as Lessee's lessor under this Lease and Lessee shall promptly execute and deliver any instrument that may be necessary to evidence such attornment, or (ii) this Lease shall terminate.

18.2 In the event of an attornment as provided in Subparagraph 18.1 above, this Lease shall continue in full force and effect as direct lease between such successor Lessor and Lessee, subject to all of the terms, covenants and conditions of this Lease.
19.0 LIENS AND ENCUMBRANCES:
     Lessee shall have no authority, express or implied, to create or place any lien or encumbrance, of any kind or nature whatsoever, upon or in any manner to bind the interest of Lessor in the Leased Premises. Lessee covenants and agrees that it will pay or cause to be paid all sums legally due and payable by it on account of any labor performed or materials furnished in connection with any work performed on the Leased Premises for which any lien is or can be validly and legally asserted, and that it will save and hold Lessor harmless from any and all loss, cost or expense based on or arising out of asserted claims or liens against the right, title or interest of Lessor in the Leased Premises or under the terms of this Lease. Lessee further agrees to bond or pay every lien within thirty (30) days of the date said lien attaches to the Leased Premises and/or Lessor's property. This paragraph shall survive any termination of this Lease.

20.0 ASSIGNMENT OR SUBLEASE:
     Lessee shall not, without having first received the prior written consent of Lessor, assign, transfer, sell or encumber this Lease or any interest hereunder, or sublet the Leased Premises or any part thereto, or permit the use of the Leased Premises by any party other than Lessee. Consent to any assignment or sublease shall not destroy this provision and all later assignments or subleases shall be made likewise only upon the prior written consent of Lessor. Assignee or sublessee of Lessee, at the option of Lessor, shall become directly liable to Lessor for all obligations of Lessee hereunder, but no sublease or assignment by Lessee shall relieve Lessee of primary liability hereunder.

20.1 It is mutually agreed that in the event Lessor consents to an assignment or sublease, Lessee agrees to assign to Lessor any rental received from any Sublessee in excess of the rental required to be paid hereunder and any Lease option or extension under this Lease Agreement shall become null and void.

21.0 CANCELLATION OF THE LEASE BY LESSOR:
     It is mutually agreed that in the event Lessee shall default in the payment of rent, including Additional Rent, herein reserved when due, and fails to cure said default within five (5) days after the due date hereunder; or if Lessee shall be in default in performing any of the terms or provisions of this Lease other than a provision requiring the payment of rent, and fails to cure such default within thirty (30) days after the date of receipt of written notice of default from Lessor; or if the Leased Premises shall be abandoned, deserted or vacated; or if there is a filing of any bankruptcy or debtor rehabilitation by or against the Lessee in any court of competent jurisdiction; or if a permanent receiver or custodian is appointed for Lessee's property and such receiver or custodian is not removed within sixty(60) days after written notice from Lessor to Lessee to obtain such removal; or if, whether voluntarily or involuntarily Lessee takes advantage of any debtor relief proceedings under any present or future law, whereby the rent or any part thereof is, or is proposed to be, reduced or payment thereof deferred, or if Lessee makes an assignment for the benefit of creditors; or if Lessee's effects should be levied upon or attached under process against Lessee, and not satisfied or dissolved within thirty (30) days after written notice from Lessor to Lessee to obtain satisfaction thereof; or if Lessee is insolvent, unable to pay its debts as they mature, has liabilities at any time greater than its assets, or generally is not paying its debts as they become due; then, and in any said events, Lessor, at its option, may at once, or within six (6) months thereafter ( but only during continuance of such default or condition):

         (i) Terminate this lease, in which event Lessee shall immediately surrender the Leased Premises to Lessor and remove all of Lessee's effects therefrom, but if Lessee shall fail to do so, Lessor may, without further notice and without prejudice to any other remedy Lessor may have for possession or arrearages in rent, enter upon the Leased premises and expel or remove Lessee and Lessee's effects, by force if necessary, without being liable to prosecution or any claim for damages therefor; and Lessee agrees to indemnify Lessor for all loss and damage which Lessor may suffer by reason of such termination, whether through inability to relet the Leased Premises, or through decrease in rent, or otherwise: and/or

         (ii) Enter upon the Leased Premises as the agent of Lessee, by force if necessary, without being liable to prosecution or any claim for damages therefor, and relet the Leased Premises as the agent of Lessee, and receive the rent therefor; and Lessee shall pay Lessor any deficiency that may arise by reason of such reletting on demand at the office of Lessor as set forth in Paragraph 3.0 this Lease and/or

         (iii) As agent of Lessee, do whatever Lessee is obligated to do by the provisions of this Lease and may enter Leased Premises, by force if necessary, without being liable to prosecution or any claims for damages therefor, in order to accomplish this purpose. Lessee agrees to reimburse Lessor immediately upon demand for any expenses which Lessor may incur in thus effecting compliance with this lease on behalf of Lessee, and Lessee further agrees that Lessor shall not be liable for any damages resulting to Lessee from such action, whether caused by the negligence of Lessor or otherwise.

         Pursuit by Lessor of any of the foregoing remedies shall not preclude the pursuit by Lessor of any of the other remedies herein provided or any other remedies provided by law. After an authorized assignment or subletting of the entire Leased Premises covered by this Lease, the occurrence of any of the foregoing defaults or events shall affect this Lease if caused by, or happening to, either Lessee or the assignee or sublessee.

22.0 EXTERIOR SIGNS:
     Lessee shall place no signs upon the outside walls or roof of the Leased Premises except with the prior written consent of the Lessor. Any and all signs placed on the Leased Premises by Lessee shall be at Lessee's sole cost and be maintained in compliance with the rules and regulations established by Lessor governing such signs and Lessee shall be responsible to Lessor for any damage caused by the installation, use, or maintenance of said signs. Lessee agrees, upon removal of said signs, to repair all damage incident to such removal. At Lessor's option, Lessee shall, at Lessee's sole cost and expense, remove any such sign at the end of the term of this Lease.
23.0 HAZARDOUS MATERIALS:
     Lessee shall not store, dispose of or bring on or about the Leased Premises any hazardous waste, contaminants, oil, gasoline, radioactive or other materials the removal of which is required or the maintenance of which or exposure to which is prohibited, limited, or regulated by any local, state or federal agency, authority or governmental unit, or which even if not so regulated poses a hazard to the health and safety of the occupants of the premises or of property adjacent to the premises.

     Lessee shall not place, install or operate on the Premises or in any part of the Building, an engine, stove or machinery, or conduct mechanical operations or cook thereon or therein, or place or use in or about the Premises any explosives, gasoline, kerosene, oil, acids, caustics or any other flammable, explosive or hazardous materials without the prior written consent of the Lessor.

     In the event Lessee or its agents bring such materials or permit the same to be brought onto the Leased Premises or any common areas of the premises, Lessee shall cause the same to be immediately removed and Lessee's obligation to so remove shall survive this lease and shall inure to the benefit of any purchaser or successor to title of the Premises.

     Lessee shall promptly notify Lessor of any violation of this rule of which Lessee has actual knowledge, it being understood that such rule is intended to ensure the economic and physical well being of all concerned.
     24.0 NOTICE:
     Lessee hereby appoints as its agent to receive service of all dispossessory or distraint proceedings and notices hereunder, and all notices required under this Lease, the person in charge of the Leased Premises at the time, or occupying the Leased Premises; and if no person is in charge of or occupying the Leased Premises, then service or notice may be made by attaching the same on the main entrance to the Leased Premises. Until the parties designate otherwise by written notice to the other, a copy of all notices sent pursuant to this Lease, whether sent by Lessor or Lessee, shall be sent by certified mail, return receipt requested addressed to the other party as follows:

       LESSOR                                             LESSEE
       Diego V. Visceglia dba
       Diego Properties                                   Bonded Motors, Inc.
       1934 North Druid Hills Road                        7522 S. Male Ave.
       Atlanta, Georgia 30319                             Los Angeles, CA 90001
                                                          213-583-8631

25.0 ENTRY FOR CARDING, REPAIRS:
     Lessor may card the Leased Premises with "For Rent" or "For sale" signs ninety (90) days before the expiration date of this Lease. Lessor may enter the Leased Premises at reasonable hours to exhibit the same to prospective purchasers or tenants, to make repairs required of Lessor under the terms hereof, or to make repairs to Lessor's adjoining property, if any.

26.0 HOLDOVER TENANT:
     If Lessee remains in possession of the Leased Premises after expiration of the term hereof, with Lessor's acquiescence and without any written agreement of Lessor to the contrary, Lessee shall be a tenant at will at a base rental rate double the amount of the Base Rent of the last month during the term of this Lease, and there shall be no renewal of this Lease by operation of law.

27.0 EFFECT OF TERMINATION OF THE LEASE:
     No termination of this Lease prior to the normal ending hereof, by lapse of time or otherwise, shall affect Lessor's right to collect rent due for the period prior to termination thereof.
28.0 NO ESTATE IN LAND:
     This Lease shall create the relationship of landlord and tenant between Lessor and Lessee, respectively; no estate shall pass out of Lessor. Lessee has only a usufruct, not subject to levy or sale and not assignable by Lessee except by Lessor's consent.

29.0 ATTORNEY'S FEES AND HOMESTEAD:
     If any rent or other sums owing under this Lease are collected by or through any attorney at law, Lessee agrees to pay fifteen (15%) thereof as attorney's fees. Lessee waives all homestead rights and exemptions which it may have under any law against any obligation owing under this Lease. Lessee hereby assigns to Lessor its homestead and exemption.

30.0 RIGHTS CUMULATIVE:
     All rights, powers and privileges conferred hereunder upon parties hereto shall be cumulative but not restrictive to those given by law.

31.0 WAIVER OF RIGHTS:
     No failure of Lessor to exercise any power given Lessor hereunder, or to insist upon strict compliance by Lessee with its obligations hereunder, and no custom or practice of the parties at variance with the terms hereof shall constitute a waiver of Lessor's right to demand exact compliance with the terms hereof.

32.0 TIME OF THE ESSENCE:
     Time is of the essence in this Lease.

33.0 DEFINITIONS:
     "Lessor", as used in this Lease, shall include Lessor, Lessor's heirs, legal representatives, assigns and successors in title to the Leased Premises. "Lessee", shall include Lessee, Lessee's heirs and legal representatives, and if this Lease shall be validly assigned or subletted, shall include also Lessee's assignees or sublessees as to the Leased Premises covered by such assignment or sublease. "Lessor" and "Lessee", include male and female, singular and plural, corporation, partnership or individual, as may fit the particular parties.

34.0 ESTOPPEL CERTIFICATES:
     At any time and from time to time, Lessee, on or before the date specified in the request made by Lessor, which date shall not be earlier than five
     (5) days from the making of such request, shall execute, acknowledge and deliver, at no cost to Lessor, a certificate evidencing (a) whether this Lease is in full force and effect; (b) whether this Lease has been amended in any way and if so, how; (c) whether there are any existing defaults hereunder to the knowledge of Lessee and specifying the nature of such defaults, if any; (d) the date to which rent, if any, has been paid;
     and (e) whether any security deposit has been delivered under this Lease and if so, the amount thereof. Each certificate delivered pursuant to this paragraph may be relied on by any prospective purchaser, mortgagee or transferee of any portion of Lessor's interest hereunder.

35.0 MISCELLANEOUS:
     This Lease contains the entire agreement of the parties and no representation or agreements, oral or otherwise, between the parties not embodied herein shall be of any force or effect. No modification of this Lease shall be effective unless reduced to writing and signed by Lessor and Lessee.

35.1 If any clause or portion of this Lease is or becomes illegal, invalid or unforceable because of present or future laws, rules or regulations of any governmental body, or become unenforceable for any reason, the intention of the parties hereto is that the remaining parts of this Lease shall not be thereby affected.

35.2 This Lease may be executed in any number of copies and each copy signed in the original shall be considered an original document.

36.0 SPECIAL STIPULATIONS:
     Insofar as the following stipulations attached conflict with any of the foregoing provisions, the following shall control.

    IN WITNESS WHEREOF, the parties herein have hereunto set their hand and seals, the day and year first above written.

                         "LESSOR"    Diego V. Visceglia dba Diego Properties

                             By:  /S/BRETT H. IRWIN                    (SEAL)
                                ---------------------------------------
                                (Title) Brett H. Irwin, General Manager

                         "LESSOR"    Bonded Motors, Inc.               (SEAL)
                             By:  /S/AARON LANDON
                                ---------------------------------------
                                (Title) Aaron Landon, President

                         Attest:  /S/BUDDY MERCER                      (SEAL)
                                ---------------------------------------
                                (Title) Buddy Mercer, C.O.O.

                             SPECIAL STIPULATIONS

37.0 AS-IS CLAUSE:

     Lessee agrees to accept the premises in an "as-is" condition. Lessor agrees that the HVAC, electrical and plumbing fixtures will be in a satisfactory operating condition at the time of occupancy after which time they become the sole responsibility of the Lessee and Lessee agrees to maintain such condition throughout the term of the lease.

38.0 EARLY OCCUPANCY:

     Lessor shall grant to Lessee the right to occupy the premises commencing upon full execution of this lease and payment of the sums due under the lease. Lessee shall be allowed occupancy of the premises without effecting the term of the lease set forth in paragraph 2.0 herein and the terms of the lease shall be in full force and effect. Lessee shall not be responsible for base rent during the early occupancy period, but will be responsible for water/sewer and CAM charges.

39.0 CANCELLATION OPTION:

     Lessor shall grant to Lessee two options to cancel this lease so long as Lessee is not in default of the said lease. Lessee shall give Lessor ninety (90) days prior written notice of its intent to cancel this lease as provided below.

     The first option to cancel shall be on, not before or after the last day of the 12th month with two months rent as a cancellation penalty to be paid in a lump sum simultaneously with the giving of such notice. In the event Lessee does not notify Lessor of its intent to cancel as provided herein, this lease will remain in full force and effect for the remaining lease term.

     The second option to cancel shall be on, not before or after the last day of the 24th month with one month rent as penalty to be paid in a lump sum simultaneously with the giving of such notice. In the event Lessee does not notify Lessor of its intent to cancel as provided herein, this lease will remain in full force and effect for the remaining lease term.

40.0 AGENCY DISCLOSURE:

     Pursuant to the Georgia Real Estate Commission Regulation 520-1-08, the Lessee in this lease transaction was represented solely by Office/ Warehouse Brokerage, Inc. and Office/Warehouse Brokerage, Inc. shall receive its compensation solely from Lessor. The Lessor in this lease transaction was represented solely by Monarch Realty, Inc. and Monarch Realty, Inc. shall receive its compensation solely from Lessor. All parties in this lease referred to as Lessee, Lessor, and Broker agree with and consent to the representation and compensation disclosed above.

LEASE AGREEMENT, DATED AUGUST 9, 1996, BY AND BETWEEN THE COMPANY AND DUDLEY H. FARRELL, RELATING TO THE COMPANY'S FACILITY LOCATED IN CINCINNATI, OHIO.

     This lease is made at Cincinnati, Hamilton County, Ohio, as of this ninth day of August, 1996, by and between DUDLEY H. FARRELL, of 500 West
Sharon Road, Cincinnati, Ohio 45240, hereinafter cat led the "Lessor," and BONDED MOTORS, INC., a California corporation, of 7522 Maie Avenue Los Angeles, California 90001 hereinafter called the "Lessee."

                                  WITNESSEE

     1. Leased Premises. The Lessor, for and in consideration of the rents, covenants, agreements, and stipulations hereinafter mentioned, hereby leases to the Lessee the space marked "Bonded Motors, Inc." on Exhibit "A" which is attached hereto, containing 5,000 square feet in a building located at 11430 Rockfield Court, Sharonville, Hamilton County, Ohio, situated on the real estate described on Exhibit "B" which is attached hereto, hereinafter called the "Leased Premises " The Lessor hereby grants to the Lessee, its agents, employees, and business invitees, the nonexclusive right to use in common with the other tenants of space within the building, all parking areas, driveways, pedestrian walkways, and other common areas located on the land shown on the exhibits attached hereto.

     2. Term. The term of this lease shall be for a period of two (2) years and twenty (20) days and shall commence on August 12,1996 and terminate on August 31, 1998. In the event the Leased Premises are available for occupancy prior to August 1Z, 1996, the Lessee may occupy the premises prior to commencement of the Lease Term

     3. Rent. The Lessee hereby covenants and agrees to pay to the Lessor, at his office or at such other place as the Lessor may from time to time designate, rent for the Leased Premises in the sum of Twenty-one Thousand Six Hundred and O0 /10O Dollars ($21,600.00) per annum during the Lease Term, payable in advance, in monthly installments of One thousand Eight Hundred and 00/100 Dollars ($1,800.0C) each of the first day of each and every calendar month.

     4. Use. The Lessee may use the Leased Premises for office, light manufacturing, and warehouse apace. The Lessee shall use the Leased Premises in a careful, safe, and lawful manner and shall abide by local ordinances and the lawful direction of the Proper public authorities. The Lessee shall not permit the accumulation of rubbish, trash, garbage, or other refuse in and around the Leased Premises and will remove the same at its expense. The Lessee shall not use or permit the use of the Leased Premises so as to disturb the other tenants of the building.

     5. Signs. The Lessor shall provide a common sign between the front of the building and the road for all tenants. The Lessee shall have the right, with the written, permission of the Lessor, to install and maintain such signs on the entry to the Leased Premises or on the wall immediately contiguous to the entry to the Leased Premises as it desires in order to advertise its business, subject, however, to the requirements of local laws and ordinances.

     6. Quiet Possession. The Lessor warrants and represents that he owns fee simple title of the Leased Premises and real estate described on Exhibit "B" and that he has the full right to make this lease, subject only to the liens of mortgages, if any, on the real estate of which the Leased Premises are a part. The Lessor further covenants and agrees that, during the term hereof and so long as the Lessee is not in default hereunder or so long as the period for remedying such default has not expired, the Lessee shall have the peaceable and quiet enjoyment and possession of the Leased Premises and all rights granted to it with respect to the land described on Exhibit "B" without any manner of let or hindrance from the Lessor or any person claiming the same.

     7. Utilities. The Lessee shall, during the term hereof, pay or cause to be paid all charges for gas, electricity, light, heat, power, water, sanitation, sewage, and telephone services rendered or supplied to the Leased Premises and shall indemnify the Lessor and save him harmless from any liability for damage on such accounts. In the event any of the aforesaid utilities are not separately metered, the Lessee shall pay its proportionate share based on an equitable allocation determined by the Lessor. In determining the equitable allocation, the Lessor shall take into consideration the respective uses of the Tenants in the entire building and make a good faith estimate as to each Tenant's use Of such unmetered utilities.

     8. Assignment or Subletting. The Lessee shall not assign this lease or sublet the whole or any portion of the Leased Premises without the prior written consent of the Lessor, which consent shall not be unreasonably withheld or delayed, and provided, further, that, in the event of such an assignment or subletting with the consent of the Lessor, the Lessee shall continue to remain liable for rent payable under this lease.

     9. Alterations. The Lessee may, without the consent of the Lessor, make such alterations or additions to the Leased Premises as it deems necessary for the conduct of its business therein, provided, however, that such alterations or additions shall not disturb the structural integrity of the building in which the Leased Premise are located. All alterations, additions, improvement, furnishings, trade fixture, other equipment, and personal property installed on the Leased Premises by the Lessee and paid for by it shall remain the property of the Lessee during the term of this lease. Upon the termination of this Lease, the Lessee shall remove a11 furnishings, trade fixtures, other equipment, and personal property installed on the Leased Premises by it and shall repair any damage caused by such removal. The Lessor, upon the termination of this lease, at his option, may require the Lessee to remove partitions, plumbing, wiring, and similar additions and improvements made by the Lessee; and, in such event, the Lessee shall remove such additions and improvements and shall repair and restore the Leased Premises to their original condition, ordinary wear and tear excepted.

     10. Indemnity Against Liens. The Lessee hereby agrees to indemnity the Lessor against all liens, claims, or demands arising out of any improvement, repair, or alteration made by the Lessee on the Leased Premises. The leasehold interest of the Lessee only shall be subject to the claims (mechanics' liens, etc.) of contractors, laborers, and materialmen furnishing labor and material at the request of the Lessee for installation on the Leased Premises.

     11. Loss or Damage Sustained by the Lessee. The Lessor shall not be liable to the Lessee or to anyone claiming under or through the Lessee for any loss and/or damage which may be occasioned by fire, gas, steam, sewage, wiring, or water, including the deluge, overflow, bursting, leaking or. running over of water pipes, plumbing, fixtures, or other apparatuses; by rain or other water being or coming on the Leased Premises through the roof, skylight, or trap door, if any; or by reason of the existing condition, defect, matter, or thing on the Leased Premises, unless such damage is due to the failure of the Lessor to make repairs which he is obligated to make under this lease or is due to default by him in the performance of his other obligations hereunder and is not covered by the insurance of the Lessee required to be carried by the Lessee as provided in paragraph 22 hereof. Lessor is on notice about a leak in the roof and is currently replacing the roof which will be in place by the Commencement Date of the Lease.

     12. Repair. Except as hereinafter provided, the Lessee covenants and agrees that it will, at its expense, repair and maintain the Leased Premises, including, but not limited to, all mechanical systems, wall, floors, and interior ceilings, so as to keep the same in good order and repair during the full term of this Lease. The Lessor shall be responsible for all structural repairs to the Leased Premises including the walls, foundation, and roof of the building thereof. The Lessee agrees to replace all broken glass and to repair any damage to the exterior of the building resulting from acts of persons making deliveries to the Leased Premises. The Lessor shall not be in default of his obligation to make repairs under this paragraph until he has received notice from the Lessee of the necessity for such repairs and has failed within a reasonable time to commence and/or complete the same.

     13. Leasehold Improvements. The Lessee shall accept the Leased Premises in their current condition, agrees to be responsible for all leasehold improvements made to the Leased Premises, shall make such leasehold improvements at its own cost and expense, and shall hold the Lessor harmless therefrom.

     14. Default by the Lessee. If at any time the rent required to be paid hereunder or any other charge herein set forth to be paid by the Lessee is in default for a period in excess of ten (10) days after notice from the Lessor of such default or if the Lessee fails to observe and perform any other covenants, conditions, and agreements on its part to be performed hereunder, and such default exists for a period in excess of thirty (30) days after written notice from the Lessor of such default, or if the Lessee becomes insolvent or files bankruptcy, the Lessor may, at his option, without further notice, terminate the lease, may enter and repossess the leased premises; remove all persons and property therefrom with the same right as if this lease had not been made and store, without liability for safekeeping, or dispose of the effects therein at his discretion, and recover all rent due under the terms hereof and for any other damages provided by this Agreement or by law, including reasonable attorney fees and any other legal and equitable remedies to which he may be entitled. If such default on a covenant or condition other than rent payment cannot be reasonably remedied within said thirty (30) days and the Lessee has commenced to remedy the same within such time and is diligently proceeding to remedy the same, the Lessee shall have additional time as is reasonably required to remedy such default. The Lessor, upon the Lessee's default hereunder, shall use reasonable diligence to re-lease the Leased Premises to mitigate his damages.

     15. Holding Over. If, at or before the expiration of this lease, no new written agreement has been entered into, the Lessee shall be a tenant from month to month at the same rent and under the same terms and conditions as are in force at the expiration of this lease.

     16. Entry to the Leased Premises. The Lessor or the agents of the Lessor shall have the right to enter on the Leased Premises at all reasonable times to examine the condition of the Leased Premises, to make repairs, and to perform by the terms of this lease. Except in cases of emergency, the Lessors shall give twenty-four (24) hours' notice to the Lessee of his intent to enter the Leased Premises for the purposes set forth in this paragraph.

     17. Real Estate Taxes.

         A. The Lessee agrees to pay, throughout the term hereof and before the same become delinquent, all taxes and assessments levied or assessed on all personal property placed thereon by the Lessee which may be assessed as a portion of the realty.

         B. The Lessor, as and when the same may become due and payable, agrees to pay to the officer charged with the collection thereof all taxes and assessments which are at any time levied or assessed on the Leased Premises, the building, and all other improvements located on the property described on Exhibit "B".

         C. The Lessee agrees to pay as additional rent 33.33% of any increase in the amount of real estate taxes and assessments levied against the land and building described on Exhibit "B" over the amount of such real estate taxes and assessments which are due and payable for the year l996.

     18. Untenability. In the event the Leased Premises are made unfit for occupancy by fire, windstorm, or other perils or causes, and are more than fifty (50%) percent destroyed, the Lessor or Lessee may elect to terminate this Lease as of the time when the Leased Premises are made unfit for occupancy by notice to the other party within thirty (30) days after that date; or, if the premises are less than fifty (50%) percent destroyed, the Lessor may elect to repair, restore, or rehabilitate the Leased Premises, at his expense, within ninety (90) days after the Lessor is enabled to take possession of the damaged Leased Premises and undertake reconstruction or repairs, in which latter event this lease shall not terminate, but the rent shall be abated on a per diem basis while the Leased Premises are unfit for occupancy or the Lessor may terminate the Lease. The Lessor shall give the Lessee notice of his intentions with respect to either terminating the Lease or restoring the Leased Premises within thirty (30) days of the event that damaged the Leased Premises.

     19. Eminent Domain. If all or any part of the Leased Premises is taken by or sold under threat of condemnation or appropriation by any public authority having the power of eminent domain, this Lease shall terminate as of the date of such taking or condemnation and all awards, payments, and proceeds due from the condemning authority shall be the property of the Lessor. Except, the Lessee shall be entitled to retain all relocation expenses allocated to the Lessee by the condemning authority.

     20. Interest of the Lessee Subordinate to Mortgages. The Lessee hereby agrees to subordinate its leasehold interest created hereby to the liens of any mortgages on the real estate of which the Leased Premises are a part which are entered into by the Lessor from time to time, and if required by the Mortgagee or the Lessor agrees to execute and written subordination agreement for the benefit of the Mortgagee.

     21. Maintenance of Common Areas. The Lessor shall maintain and keep in good repair, at his expense, all common areas located on the property shown on Exhibit "B", including, but not limited to, driveways, parking areas, landscaping, and exterior lighting. The Lessor covenants and agrees that no building shall be constructed within said common areas.

     22. Fire and Extended Coverage Insurance, Mutual Waiver.
         A. The Lessor agrees to procure and maintain, throughout the term of this lease, insurance against five and other risks normally included within the scope of extended coverage in Ohio in an amount equal to not less than eighty percent (80%) of the value of all buildings and other improvements located on the property shown on Exhibit "B" and to furnish the Lessee with a certificate of such insurance coverage.

         B. The Lessee agrees to procure and maintain, throughout the term of this lease, insurance against fire and other risks normally included within the scope of extended coverage in Ohio in an amount equal to the value of its property on the Leased Premises.

         C. The Lessor and the Lessee hereby waive all rights of recovery and costs of action against each other and persons claiming by, through, or under either of them to the extent of any proceeds recovered under any policy of insurance for damage to or destruction of the Leased Premises, the building or any other improvements located on the land shown on Exhibit "B" or any property located thereon, notwithstanding that any such damage or destruction is caused by the negligence of the Lessor, the Lessee, or any party claiming by, through, or under either of them. The Lessor and the Lessee further agree that any policy of insurance obtained by either of them with respect to the Leased Premises, the building, or other improvements located on the land shown on Exhibit "B" or any property located thereon shall contain endorsements sufficient to make the foregoing waivers effective against the insurers or issuers of such policies and agree to deliver to the other party evidence thereof.

         D. The Lessee agrees to pay as additional rent 33.33% of any increase in the amount of fire and other risk insurance premiums paid by the Lessor for the land described on Exhibit "B" and the building located thereon over the amount of such premiums which are due and payable for the year 1995. The Lessor shall substantiate invoices for additional insurance with copies of actual premium notices for the first and each subsequent year of the term of this lease. In addition, the Lessee shall be responsible for any increase in insurance premiums for the Leased Premises that arise out of its use of the Leased Premises that results in a higher fire rating risk than is currently assessed against the Leased Premises.

     23. Public Liability Insurances. The Lessee will indemnify and save harmless the Lessor from and against any loss, cost, or damage resulting from injury to persons or property occurring on the Leased Premises during the term of this lease or any extension or renewal term thereof, unless arising out of any omission, fault, negligence, or other misconduct of the Lessor on or about the Leased Premises or arising from any defective, original construction of the foundation, walls, roof, plumbing, wiring, or heating systems on the Leased Premises. The Lessee shall maintain and pay for public liability insurance protecting the Lessor and the Lessee, as their respective interests appear or may appear each with the same effect as if separately insured, against any claim for damage or injury to persons or property occurring on the Leased Premises. The policy of public liability insurance shall include a provision protecting the Lessor and the Lessee, as their respective interests appear or may appear, in the minimum amount of $500,000.00 in the event of injury to one person; $1,000,000.00 in the event of injury to two or more persons; and $500,000.00 for property damages. A certificate of such policy shall be issued and delivered to the Lessor.

     24. Return of the Leased Premises. The Lessee shall, on the last day of the term hereof or on the day or earlier termination as provided herein, surrender and deliver up the Leased Premises to the Lessor in good and clean condition, except for the effects of ordinary wear and tear, depreciation resulting from the lapse of time, or damage by fire, the elements, or acts of God. The provisions of this paragraph shall not in any manner detract from the the obligations of the Lessee to restore the Leased Premises and repair damage necessitated by the removal of its property as provided in paragraph 9 hereof.

     25. Notice. A11 notices required by the terms of this lease to be given to the Lessor or the Lessee shall be in. writing and shall be deemed given when mailed, postage prepaid, by registered or certified mail, return receipt requested, to the Lessor or to the Lessee at the address hereinbefore specified or to such other address as either the Lessor or the Lessee may hereinafter designate in writing.

     26. Head Notes. The paragraph head notes are inserted merely for convenience and are not to be construed as a part of this lease or as in any way affecting the interpretation of any term and provision hereof.

     27. Short Form Lease and Supplemental Lease. The Lessor and the Lessee hereto agree that this lease shall not be recorded; but, upon the request of either the Lessor or the Lessee, a memorandum hereof, suitable for recording and containing such terms and provisions hereof as either the Lessor or the Lessee requests, but making no mention of the rent payable hereunder, shall be prepared and executed. Upon the request of either the Lessor or the Lessee, after the commencement date is established, the Lessor and the Lessee will promptly enter into a supplement to this lease stipulating the commencement date and the expiration date of the term hereof, which agreement shall be in recordable form. Upon their execution, the foregoing documents may be recorded by either the Lessor or the Lessee.

     28. Waiver. It is agreed by and between the Lessor and the Lessee that no waiver of the breach of any covenant of this lease shall be construed to be a waiver of any succeeding breach of the same covenant.

     29. Security Deposit. The Lessee shall deposit with the Lessor the sum of One Thousand Eight Hundred and 00/l00 Dollars ($1,800.00) on or before August 12, 1996 to secure the performance of this lease which will be refunded to the Lessee after termination of the lease upon Lessee satisfying its obligations under terms of this lease; otherwise, said deposit shall be applied to any default of the Lessee.

     3O. Entire Agreement. This lease contains all covenants, conditions, stipulations, and provisions agreed upon by the Lessor and the Lessee; and no alteration or amendment hereof shall be effective unless reduced to writing and executed by the Lessor and the Lessee.

     31. Successor and Assigns. This lease shall inure to the the benefit of and shall be binding upon the Lessor, his heirs and assigns, and the Lessee, its successors and assigns, provided, however, that no assignment by the Lessee in contravention of the terms hereof shall operate to create any estate in such assignee.

     IN WITNESS WHEREOF, the parties hereto have hereunto subscribed their names to this lease as of the day and year first above written.



-------------------------------------------------------------------------------
/S/ DUDLEY H. FARRELL, Lessor

-------------------------------------------------------------------------------
WITNESS

-------------------------------------------------------------------------------
WITNESS


BONDED MOTORS, INC.
a California Corporation, Lessee


By:/S/ AARON LANDON
Its: President


/S/PAUL SULLIVAN
WITNESS
/S/BUDDY MERCER
WITNESS

STATE OF OHIO
COUNTY OF HAMILTON

     Before me, a notary public in and for said county and state, personally appeared DUDLEY H. FARRELL, who acknowledged that he did execute the foregoing instrument for the purposes therein contained and that the same is his free act and deed.

     IN TESTIMONY WHEREOF, I have hereunto set may hand and official sea on this 9 day of August, 1996.

/S/RONALD N. SWEENEY JR.
NOTARY PUBLIC

Commission Expires:



STATE OF CALIFORNIA
COUNTY OF LOS ANGELES

     Be it remembered that, on this 7th day of August, 1996, before me, the subscriber, a notary public in and for said county and state, personally appeared AARON LANDON, the President of BONDED MOTORS, INC., a California corporation, the corporation whose name is subscribed to and which executed the foregoing instrument, and, for himself and as such officer respectively and for and on behalf of said corporation, acknowledged the signing and execution of said instrument and that the signing and execution of said instrument is his free and voluntary act and deed, his free act and deed as such officer, and the free and voluntary act and deed of said corporation for the uses and purposed in said instrument mentioned.

     IN TESTIMONY WHEREOF, I have hereunto subscribed my name on the day and year last aforementioned.

-------------------------------------------------------------------------------
NOTARY PUBLIC

Commission Expires:
JUL-17-1997

                                  EXHIBIT "A"
Sharon Industrial Park
Lot 9 -- South Lot

Situated in Sycamore Township, Hamilton County, Ohio, and being a part of Section #30, Town 4, Range l, and being bounded and described as follows:

Beginning at a point in the centerline of Rockfield Court and in the northerly line of Section #30 and in the northerly line of Block "A" tract as recorded in Deed Book 28, Pages 20-21, said beginning point bears S 0" 30' W l,560.00 feet, thence N 89" 30' W 55.00 feet from a nail at the intersection of the centerline of Rockfield Court and the northerly line of Section #30, 1,894.42 feet from the Northeast corner of section #30. From said point of beginning, running thence, S 0o 30' W a distance of 200.68 feet; thence N 89" 30' W a distance of
238.99 feet; thence N 0" 30' E a distance of 200.68 feet; thence S 89" 30' E a distance of 238.99 feet to the point of beginning; containing 1.10 acres, subject to all legal highways and easements of record.


LOAN AGREEMENT WITH METROBANK

Dear Messrs. Landon and Sullivan:

Metrobank ("Bank") is pleased to issue this commitment to grant credit as hereinafter described ("Loan") to Bonded Motors, Inc. ("Borrower") subject to the following terms and conditions.

LEASE AGREEMENT, DATED SEPTEMBER 17, 1996, BY AND BETWEEN THE COMPANY AND JAMES M. PAGLIARO JR., RELATING TO THE COMPANY'S FACILITY LOCATED IN HARRISBURG, PENNSYLVANIA.

     This Commercial Lease Agreement made this 17th day of September, 1996 between JAMES M. PAGLIARO JR. OR SARA JANE PAGLIARO, individuals doing business in the Commonwealth of Pa., hereinafter referred to as "Landlord" and BONDED MOTORS, with its principal place of business located at 7522 South Maie Avenue, Los Angeles, CA. 90001, hereinafter referred to as "Tenant".

                                   WITNESSETH:

     In consideration of the mutual promises hereinafter set forth, the parties do hereby agree to the following:

     1. TERM The term of this Lease shall be for a period of two years beginning on the first day of October, 1996 and terminating on the last day of September, 1998.

     2. PREMISES The Landlord does hereby lease unto the Tenant approximately 5,720 sq. ft. located on the first floor, middle-western section of the warehouse at 1017 MACLAY STREET, HARRISBURG, PENNSYLVANIA 17103 as improved with the renovations described in this Lease.

     3. RENTS The Tenant shall pay to the Landlord as rent for the premises the total sum of $40.040.00. The rent shall be paid in equal monthly installments of $1.668.3z, in advance, beginning on the first day of October, l996. Rent is due and payable on the first day of the month, subject to a $50.00 per day late charge for any payments made after the fifth day of the month. If rent is not paid within ten (10) days from the due date hereof, it shall be considered an event of default as outlined in paragraph 21 herein.

     4. SECURITY DEPOSIT Tenant shall be required to provide to Landlord at the signing of this Lease, the total sum of $1,668.33 as security towards the performance of the terms of this Lease. Upon expiration of the term of the Lease, the Landlord shall inspect the premises to determine damage. Any damages to the leased area or any repairs necessitated (excluding reasonable wear and tear as a result of Lessee's use of the leased area) shall be done by the Landlord at the expense of the Tenant and deducted from the security deposit.

     5. OPTION TO RENEW LEASE Tenant is hereby granted THREE, (1) YEAR OPTIONS to extend the tenancy for this property at the following terms:

                                  RENT PER MONTH
 OPTION #1 10/01/98 TO 9/30/1999    $1,768.33
 OPTION #2 10/01/99 TO 9/30/2000    $1,868.33
 OPTION #3 10/01/00 TO 9/30/2001    $1,568.33

     6. UTILITIES AND SERVICES Tenant will be responsible for all utilities from the date of possession. Electricity, natural gas, snow removal and trash shall be contracted by the Tenant with the individual vendors. Water and Sewer charges will be charged to the Tenant on a square foot basis (7.6% of the total water and sever bill) of the space leased versus the total building consumption.

     7. TAXES Tenant shall pay to Landlord each year during the term hereof, on demand, as additional rent, any real estate taxes for the leased area of the property. The term "real estate taxes" shall mean and include any real estate taxes, assessments, and other governmental impositions and charges of every kind and nature whatsoever which shall or may during the term of this lease be levied, assessed and imposed, or arising in connection with the use, rental, occupancy or possession of the leased premises by the Tenant. The amount of real estate tax owed by the Tenant shall be 7z68 of the total property taxes.

     8. INITIAL IMPROVEMENTS Tenant is accepting the space with the following additional improvements which shall be purchased and Installed by the Landlord:

     A. Demising walls around the perimeter of the demised area as shown on the drawing on page 9.

     B. One gas heater in the warehouse section with sufficient capacity to keep the temperature above freezing.

     9. ALTERATIONS Tenant agrees not to make any alterations, additions, improvements or other changes to any part of the premises or its facilities without the express written consent of the Landlord, which consent will not be unreasonably withheld. such leasehold improvements when made and to the extent they do not include trade fixtures shall become the property of the Landlord upon termination or conclusion of the Lease, Lighting fixtures, heating and air conditioning equipment, plumbing and electrical systems and fixtures and floor coverings shall not be deemed to be trade fixtures whether installed by Tenant or by anyone else and shall not be removed from the premises by the Tenant at the termination of this Lease. Tenant shall be responsible to repair any damage to the premises caused by its removal of trade fixtures upon termination of the Lease.

     10. INDEMNIFICATION Tenant shall indemnify and save Landlord harmless from any liability imposed upon Landlord, adjudicated or otherwise, by virtue of any personal injury by the Tenant, its agent and invitees, or by any acts done thereon by the Tenant, its agents and invitees, including court costs and counsel fees,

     11. REPAIRS Landlord agrees to be responsible for repairs to the structural integrity of the building, including the roof. The Tenant shall be responsible for all heating, sewer, plumbing, and electrical system repairs.

     12. ASSIGNMENT The Tenant agrees not to assign, sublet or transfer its interest in the premises to any other party without the express written consent of the Landlord, which consent shall not be unreasonably withheld.

     13. SUBORDINATION It is agreed that this Lease shall be subject and subordinate to any mortgages or trust deeds that may hereafter be placed on the building, and that leased premises and to any and all advances to be made thereunder, and to the interest thereon, and all renewals, replacements, modifications, consolidations and extensions thereof, provided the mortgagee or trustee named in said mortgages or trust deeds shall agree to recognize the said Lease of Tenant in the event of foreclosure if Tenant is not then in default.

     14. GOVERNMENTAL REGULATIONS Tenant shall, at its cost, comply with and observe all requirements applicable to Tenant of all federal, state and local governmental authorities having jurisdiction over Tenant and applicable to Tenant in the operation of its business on the premises. Should said governmental requirements refuse the intended use of the premises or refuse to grant an occupancy permit, Tenant shall have the option to terminate this Lease without penalty.

     15. ACCESS BY Landlord Landlord and/or its designee may enter the leased premises during reasonable times for the purpose of examining or exhibiting the same or to make any necessary repairs to the leased premises and shall not unreasonably interfere with Tenant's use of the leased premises. Landlord may, at reasonable times, enter upon the premises to show the same to prospective tenants thereof within three (3) months prior to the expiration of the basic terms or any extension thereof.

     16. INSURANCE The parties hereby agree to the following matters relating to insurance:
     A. Tenant agrees to pay the base year fire insurance for the building and any increases in premiums over the term of this Lease on a pro-rata share of the demised area versus the total building area. The demised area is $,720 square feet and the total building area is 75,000 square feet calculating the Tenant to pay 7.6% of the total insurance premium In the event that the building is damaged as a result of negligence on the part of Tenant, Tenant agrees to keep the building or structure, inclusive of Lessee's fixtures, insured against loss or damage by fire or other casualty in an amount not less than ninety (90%) percent of the cost of replacement as is. If the leased premises for the operations of the Tenant cause an increase in the insurance premium charge on the building or structure, the increased premium shall be deemed additional rent and shall be paid by the Tenant.

     B. Tenant agrees to keep its property located in the leased premises, including all trade fixtures and contents insured against loss or damage by fire or other casualty in such amount as the Tenant determines.

     C. During the term of this Lease, Tenant shall purchase and maintain comprehensive general liability insurance coverage on the leased premises with a minimum combined single limit for bodily injury, personal injury and Property damage as may be reasonably requested by Landlord from time to time, but not less than one Million Dollars. Such insurance shall include Landlord as an additional insured and shall require that at least thirty (30) days advance written notice of cancellation or non-renewal be given to Landlord.

     D. Landlord will notify Tenant of any recommendations of the Association of Fire Underwriters and Tenant shall comply with any and all reasonable recommendations made by the Association of Fire Underwriters. Landlord acknowledges that no recommendations currently exist and Landlord is not aware of any imminent recommendations.

     Tenant shall comply with all reasonable recommendations of the Association of Fire Underwriters and will not do, nor permit anything to be done, nor neglect to do anything, nor permit anything to be brought unto the premises which will cause an increase in the premiums that may be charged during the term of this Lease on any fire and extended coverage insurance carried on the structure which cause any increase in the premiums that may be charged during the term of this Lease on any fire and extended coverage insurance carried on the structure and exterior of the premises. If, by reason of any act or omission of Tenant, the fire and extended coverage insurance premiums are increased, Tenant shall pay as additional rent hereunder the amount of such increased premiums. Landlord will notify the Tenant of any recommendation of the Association of Fire Underwriters and of any notices it receives concerning changes in rates.

     17. FIRE CLAUSE If, during the term of this Lease the building is so injured by fire or other casualty not occurring through the negligence of Tenant or claiming under Tenant or their employees respectively, that the demised premises are rendered wholly unfit for occupancy and said demised premises cannot be repaired within sixty (60) days from the happening of such injury, then this Lease shall terminate from the date of such injury. In such case, Tenant shall pay the rent apportioned to the time of the injury and shall immediately surrender the leased premises to Landlord, who may enter upon and repossess the same. If such injury can be repaired within sixty (60) days thereafter, Landlord may enter and repair, and this Lease shall not be affected, except that the rent shall be apportioned and suspended while such repairs are being made. If the said demised premises shall be 80 slightly injured by fire or other casualty as aforesaid as not to be rendered unfit for occupancy, Landlord agrees that the same shall be promptly repaired.

     18. CONDEMNATION If the whole of the leased premises of such portion thereof as will make the leased premises unsuitable for the purposes leased, is condemned for any public use or purpose by any legally constituted authority, then in either of such events this Lease shall terminate on the day when the leased premises shall be so taken, and the rent shall be apportioned as of that date. Such termination shall be without prejudice to the rights of either the Landlord or the Tenant to recover compensation from the condemning authority for any loss or damage caused by such condemnation. Neither the Landlord nor the Tenant shall have any rights in or to any award made to the other by condemning authority.

     19. SURRENDER OF THE PREMISES At the expiration of or sooner termination of this Lease, Tenant shall peaceably surrender the premises in the same condition as they are required hereby to be kept by Tenant excepting normal wear and tear and damage by fire or other casualty. Tenant may remove all of its trade fixtures from the demised premises and shall repair any damage to the premises caused thereby. Tenant may not remove any other alterations, additions or improvements other than trade fixtures, which alterations, additions or improvements shall become the property of the Landlord at the expiration of or termination of this Lease. Lighting fixtures, heating and air conditioning equipment, plumbing and electrical systems and fixtures and floor coverings shall not be deemed to be trade fixtures whether installed by Tenant or by anyone else and shall not be removed from the premises by the Tenant at the termination of this Lease.

     20. NOTICE OF DEFAULT If Tenant has failed to perform or has violated any of the terms covenants, conditions or agreements contained in this Lease, Landlord shall so notify Tenant in writing, Thereupon Tenant shall either correct the matters complained of in such notice within fifteen (15) days and after delivery, or if more such fifteen (15) days are required to correct with reasonable diligence the matters complained of in such notice, shall commence to correct them within such fifteen (15) days and Pursue such corrective action with reasonable diligence thereafter.
                                     E-20
     21. EVENTS OF DEFAULT Each of the following shall constitute an event of default by the Tenant:

     A. failure of the Tenant to pay rent or other charges within ten (10) days of the due date;

     B. failure of Tenant to pay taxes or other legitimate and undisputed charges of any governmental agency, authority, subdivision or instrumentality when due;

     C. failure of Tenant to observe or perform any of the terms, covenants and conditions of this Lease;

     D. discontinuance by Tenant of the conduct of its business in the leased premises without Landlord's consent;

     E. Tenant's vacating of or desertion of the leased premises or permitting the same to be empty or unoccupied, either in whole or part, or any attempt to assign this Lease or sublet the same, or grant a concession agreement thereto or otherwise transfer Tenant's interest in this Lease without Landlord's consent, which will not be unreasonably withheld.

     F. Tenant's removal, attempt to remove or manifesting an intention to remove its goods or property from or out of the leased premises other than in the ordinary and usual course of its business without having first paid and satisfied Landlord for all sums which may be due during the entire term of this Lease;

     G. failure or omission of Tenant, after notice of default has been given by Landlord to take corrective action within the time specified in the notice;

     H. insolvency of Tenant; or

     I. If Tenant shall have filed against it a bill in equity or it proceedings are otherwise initiated for the appointment of a receiver of its assets or proceedings in any court for the composition of its creditors or for relief in any manner from the payment of its debts when due under any state or federal law, which shall not be dismissed within sixty (60) days from the date of the filing thereof.

     22. REMEDIES IN THE EVENT OF LESSEE'S DEFAULT In the event Tenant defaults as hereinabove provided, in addition to all other rights and remedies available in law or equity or granted elsewhere in this Lease, Landlord shall also have the right to do once or more often any one or tore of the following;

     A. declare due and payable and sue to recover unpaid rent and all other charges due and payable by Tenant to Landlord including rent for the unexplored term of this lease and all costs and commissions provided or permitted by law;

     B. enter the lease premises and distrain upon and sell any property therein which may be lawfully subject to distraint;

     C. lease all or any part of the leased premises to any other person with or without first altering the same;

     D. confess judgment on behalf of the Tenant in favor of the Landlord for all amounts due hereunder with interest, costs and attorney's fees using the Lease or a copy hereof as authority for such action; however, in the event of litigation, the prevailing party may recover its reasonable attorney's fees and costs from the other party; and

     E. enter an amicable action and judgment in ejectment against Tenant, using this Lease or a copy hereof as authority and causing a writ of possession to be issued. Tenant hereby empowers any attorney of any court or record to appear for it one or more times and to take on its behalf any or all of the actions described in this section including the entry of judgment by confession, agreement or otherwise.

     23. NOTICE Legal notice wherever provided in this Agreement, by statute or common law shall be ten (10) days in advance of any proceedings and shall be given to Tenant by mailing a copy of said notice by certified mail, return receipt requested to the following designated person:

        James M. Pagliaro II or Sara Jane Pagliaro
        3655 Derry Street,
        Harrisburg, PA. 17111
        1-717_561-0297                                               (Landlord)

                            AND

        BONDED MOTORS
        7522 South Maie Ave.
        Los Angeles, CA 90001
        1-213-583-8631 1-800-472-5872
        fax = 1-213-589-2900                                           (Tenant)

     24. ENTIRE AGREEMENT This Lease constitutes the sole understanding of the parties hereto and any amendments or additions shall be effective only when reduced to writing and signed by the parties hereto.

     IN WITNESS WHEREOF, the parties hereto have executed this Lease Contract the day and year first above written, intending to be legally bound thereby.


ATTEST:


/S/ PAUL SULLIVAN                 9/20/96   /S/BONDED MOTORS, INC.
------------------------------   --------   ------------------------
Witness, Paul Sullivan, CFO        Date         BONDED MOTORS
                                                  (Tenant)


/S/ JAMES M. PAGLIARO JR.         9/20/96   /S/JAMES M. PAGLIARO JR.
------------------------------   --------   ------------------------
Witness, James M. Pagliaro Jr.     Date        James M. Pagliaro Jr.


HELSEL Lease File #27

LEASE AGREEMENT, DATED SEPTEMBER 10, 1996, BY AND BETWEEN THE COMPANY AND C.S. QUAK INTERNATIONAL, RELATING TO THE COMPANY'S FACILITY LOCATED IN LOS ANGELES, CALIFORNIA.

1. Basic Provisions ("Basic Provisions")
   1.1 Parties: This ("Lease"), dated fro reference purposes only, September 10, 1996 is made by and between C.S. QUAK INTERNATIONAL ("Lessor"), and BONDED MOTORS, INC. ("Lessee"), (collectively the "Parties," or individually a "Party").

   1.2 Premises: That certain real property, including all improvements therein or to be provided by Lessor under the terms of this Lease, and commonly known by the street address of 7314 S . MAIE AVE., located in the County of Los Angeles , State of California and generally described as (describe briefly the nature of the property) An Approximately 20,000 sq. ft. Building including all Vacant Land Facing Maie Ave. in Front of Bldg. ("Premises"). (See Paragraph 2 for further provisions.

   1.3 Term Three (3)years and 0 months ("Original Term") commencing October 1, 1996 ("Commencement Date") and ending September 30, 1999 ("Expiration Date"). (See Paragraph 3 for further provisions.)

   1.4 Early Possession: None ("Early Possession Date").(See Paragraphs 3.2 and 3.3 for further provisions.)

   1.5  Base Rent: $5,000.00 per month ("Base Rent"), payable on the First
        (1st) day of each month commencing October 1, 1996 (See Paragraph 4 for further provisions.)
        [X] If this box is checked, there are provisions in this Lease for the Base Rent to be adjusted.

   1.6 Base Rent Paid Upon Execution: $5,000.00 as Base Rent for the period October 1, 1996 through October 31, 1996

   1.7 Security Deposit $ 10,000.00 ("Security Deposit"). (See Paragraph 5 for further provisions.)

   1.8 Permitted Use: Auto Motor Repair and A11 Legal Allied uses. (See Paragraph 6 for further provisions.)

   1.9 Insuring Party: Lessor is the "Insuring Party." $___ is the "Base Premium." (See Paragraph 8 for further provisions.)

   1.10 Real Estate Brokers: The following real estate brokers (collectively, the "Brokers") and brokerage relationships exist in this transaction and are consented to by the Parties (check applicable boxes):
        MAJOR PROPERTIES represents
        [ ] Lessor exclusively ("Lessor's Broker"), [X] both Lessor and Lessee, and
        MAJOR PROPERTIES represents
        [ ] Lessor exclusively ("Lessor's Broker"), [X] both Lessor and Lessee. (See Paragraph 15 for further provisions.)

   1.11 Guarantor. The obligations of the Lessee under this Lease are to be guarantee by _______("Guarantor"). (See Paragraph 37 for the further provisions.)

   1.12 Addenda. Attached hereto is an Addendum or Addenda consisting of Paragraphs 49 through 57 and Exhibits _____ all of which constitute a part of this Lease.

2. Premises.
   2.1 Letting. Lessor hereby leases to Lessee, and Lessee hereby leases from Lessor, the Premises, for the term, at the rental, and upon all of the terms, covenants and conditions set forth in this Lease. Unless otherwise provided herein, any statement of square footage set forth in this Lease, or that may have been used in calculating rental, is an approximation which Lessor and Lessee agree is reasonable and the rental based thereon is not subject to revision whether or not the actual square footage is more or less.

   2.2 Condition. Lessor shall deliver the Premises to Lessee clean and free of debris on the Commencement Date and warrants to Lessee that that: existing plumbing; fire sprinkler system, lighting, air conditioning, heating, and loading doors, if any, in the Premises, other than those constructed by Lessee, shall be in good operating condition on the Commencement Date. If a non -compliance with said warranty exists as of the Commencement Date, Lessor shall, except as otherwise provided in this Lease, promptly after receipt of written notice from Lessee setting forth with specificity the nature and extent of such non-compliance, notify same at Lessor's expense.

   2 3 Compliance with Covenants, Restrictions and Building Code. Lessor warrants to Lessee that the improvements on the Premises comply with a11 applicable covenants or restrictions old record and applicable building codes, regulations and ordinances in effect on the Commencement Date. Said warranty does not apply to the use to which Lessee will put the Premises or to any Alterations or Utility Installations (as defined in Paragraph 7.3(a)) made or to be made by Lessee If the Premises do not comply with said warranty Lessor shall except as otherwise provided in this Lease promptly after receipt of written notice from Lessee setting forth with specificity the nature and extent of such non-compliance rectify the same at Lessors expense.

   2.4 Acceptance of Promises. Lessee hereby acknowledges: (a) that it has been advised by the Brokers to satisfy itself with respect to the condition of the Premises (including but not limited to tile electrical and fire sprinkler systems security, and the present and future suitability of the Premises for Lessee's intended use, and (b) the Lessee has made such investigation as it deems necessary with reference to such matters as the same relate to Lessee's occupancy of the Premises and/or the term of this Lease.

   2.5 Lessee Prior Owner/Occupant. The warranties made by Lessor in this Paragraph 2 shall be of no force or effect if immediately prior to the date set forth in Paragraph 1.1 Lessee was the owner or occupant of the Premises. In such event, Lessee shall, at Lessee's sole cost and expense, correct any non-compliance of the Premises with said warranties.

3.  Term.

   3.1 Term. The Commencement Date, Expiration Date and Original Term of this Lease are as specified in Paragraph 1.3.

   3.2 Early Possession. If Lessee totally or partially occupies the Premises prior to the Commencement Date, the obligation to pay Base Rent shall be abated for the period of such early possession. All other terms of this Lease, however, shall be in effect during such period. Any such early possession shall not affect nor advance the Expiration Date of the Original Term.

   3.3 Delay in Possession. If for any reason Lessor cannot deliver possession of the Premises to Lessee as agreed herein by the Early Possession Date, if one is specified in Paragraph 1.4, or, if no Early Possession Date is specified, by the Commencement Date, Lessor shall not be subject to any liability therefor, nor shall such failure affect the validity of this Lease, or the obligations of Lessee hereunder, or extend the term hereof, but in such case, Lessee shall not, except as otherwise provided herein, be obligated to pay rent or perform any other obligation of Lessee under the terms of this Lease until Lessor delivers possession of the Premises to Lessee. If possession of the Premises is not delivered to Lessee within sixty (60) days after the Commencement Date, Lessee may, at its option, by notice in writing to Lessor within ten (10) days thereafter, cancel this Lease, in which event the Parties shall be discharged from all obligations hereunder. Except as may be otherwise provided, and regardless of when the term actually commences, if possession is not tendered to Lessee when required by this Lease and Lessee does not terminate this Lease, as aforesaid, the period free of the obligation to pay Base Rent, if any, that Lessee would otherwise have enjoyed shall run from the date of delivery of possession and continue for a period equal to what Lessee would otherwise have enjoyed under the terms hereof, but minus any days of delay caused by the acts, changes or omissions of Lessee.

4. Rent.
   4.1 Base Rent. Lessee shall cause payment of Base Rent and other rent or charges, as the same may be adjusted from time to time, to be received by Lessor in lawful money of the United States without offset or deduction, on or before the day on which it is due under the terms of this Lease. Base Rent and all other rent and charges for any period during the term hereof which is for less than one (1) full calendar month shall be prorated based Upon the actual number of days of the calendar month involved. Payment of Base Rent and other charges shall be made to Lessor at the address stated herein or to such other persons or at such other addresses as Lessor may from time to time designate in writing to Lessee.

5. Security Deposit. Lessee shall deposit with Lessor upon execution hereof the Security Deposit set forth in Paragraph 1.7 as security for Lessees faithful performance of Lessees obligations under this Lease. If Lessee fails to pay Base Rent or other rent or charges due hereunder, or otherwise. Defaults under this Lease (as defined in Paragraph 13.1), Lessor may use, apply or retain all or any portion of said Security Deposit for the payment of any amount due Lessor or to reimburse or compensate Lessor for any liability, cost, expense, loss or damage (including attorneys fees) which Lessor may suffer or incur by reason thereof. Any time the Base Rent increases during the term of this Lease, Lessee shall; upon written request from Lessor, deposit additional moneys with Lessor sufficient to maintain the same ratio between the Security Deposit and the Base Rent as those amounts are specified in the Basic Provisions. Lessor shall be required to keep all or any part of the Security Deposit separate from its general accounts. Lessor shall, at the expiration or earlier termination of the term hereof and after Lessee has vacated the Premises, return to Lessee (or, at Lessors option, to the last assignee, if any, of Lessees interest herein), that portion of the Security Deposit not used or applied by Lessor Unless otherwise expressly agreed in writing by Lessor, no part of the Security Deposit shall be considered to be held in trust, to bear interest or other increment for its use, or to be prepayment for any moneys to be paid by Lessee under this Lease.

6. Use.

   6.1 Use. Lessee shall use and occupy the Premises only for the purposes set forth in Paragraph t.8, or any other use which is comparable thereto, and for no other purpose. Lessee shall not use or permit the use of the Premises in a manner that disturbs owners and/or occupants of, or causes damage to, neighboring premises or properties. Lessor hereby agrees to not unreasonably withhold or delay its consent to any written request by Lessee, Lessees assignees or subtenants, and by prospective assignees and subtenants of the Lessee, its assignees and subtenants, for a modification of said permitted purpose for which the premises may be used or occupied, so long as the same will not impair the structural integrity of the improvements on the Premises, the mechanical or electrical systems therein, is not significantly more burdensome to the Premises and the improvements thereon, and is otherwise permissible pursuant to this Paragraph 6. If Lessor elects to withhold such consent, Lessor shall within five (5) business days give a written notification of same, which notice shall include an explanation of Lessor s reasonable objections to the change in use.

   6.2 Hazardous Substances.
       (a) Reportable Uses require Consent. The term Hazardous Substance as used in this Lease shall mean any product, substance, chemical, material or water (Addendum 6.2) whose presence, nature, quantity and/or intensity of existence, use, manufacture, disposal, transportation, spill, re ease or effect, either by itself or in combination with/other materials expected to be on the Premises, is either: (i) injurious to the public health or safety, the environment or the Premises; or (ii) regulated by any governmental authority, Hazardous Substance shall include, but not be limited to, hydrocarbons, petroleum, gasoline, crude oil or any products, by-products or fractions thereof. Lessee shall not engage in any activity in, on or about the Premises which constitutes a Reportable Use (as hereinafter defined) of Hazardous Substances without the express prior written consent of Lessor and compliance in a timely manner(at Lessees sole cost and expense) with all Applicable Law (as defined in Paragraph 6.3). Reportable Use shall mean (i) the installation or use of any above or below ground storage tank, (ii) the generation, possession, storage, use, transportation, or disposal of a Hazardous Substance that requires a permit from, or with respect to which a report, notice, registration or business plan is required to be filed with, any governmental authority. Notwithstanding the foregoing, Lessee may, without Lessor's prior consent, but in compliance with all Applicable Law, use any ordinary and customary materials reasonably required to be used by Lessee in the normal course of Lessee s business permitted on the Premises, so long as such use is not a Reprobate Use and does not expose the Premises or neighboring properties to any significant risk of contamination or damage or

       (b) Duty to Inform Lessor. If Lessee knows, or has reasonable cause to believe, that as a result of its actions on the Premises, a Hazardous Substance, or a condition involving or resulting from same, has come to be located in, on, under or about the Premises, other than as previously consented to by Lessor, Lessee shall immediately give written notice of such fact to Lessor.

       (c) Indemnification. Lessee shall indemnify, protect, defend and hold Lessor, its agents, employees, lenders and ground lessor, if any, and the Premises, harmless from and against any and all loss of rents and/or damages, liabilities, judgments, costs, claims, liens, expenses, penalties, permits and attorneys and consultants fees arising out of or involving any Hazardous Substance brought onto the Premises by or for Lessee or under Lessees obligations under this Paragraph 6 shall inched, but not be limited to, the effects of any contamination or injury to person, property or the environment created by Lessee, and the cost of investigation (including consultants and attorneys fees and testing), removal, remediation, restoration and/or abatement thereof, or of any contamination therein involved.

   6.3 Lessee s Compliance with Law

   6.4 Inspection; Compliance. Lessor and Lessor's Lender(s) (as defined in Paragraph 8.3(a) shall have the right to enter the Premises at any time, in the case of an emergency, and otherwise at reasonable times, for the purpose of inspecting the condition of the Premises and for verifying compliance by Lessee with this Lease and all Applicable Laws (as defined in Paragraph 6.3), and to employ experts and/or consultants in connection therewith and/or to advise Lessor with respect to Lessee's activities, including but not limited to the installation, operation, use, monitoring, maintenance, or removal of any Hazardous Substance or storage tank on or from the Premises. The costs and expenses of any such inspections shall be paid by the party requesting same.

7. Maintenance; Repairs; Utility Installations; Trade fixtures and Alterations.

   7.1 Lessee's Obligations.
       (a) Subject to the provisions of Paragraphs 2.2 (Lessor's warranty as to condition), 2.3 (Lessor's warranty as to compliance with covenants, etc.)
7.2 (Lessor's obligations to repair), 9 (damage and destruction), and 14 (condemnation), Lessee shall, at Lessee's sole cost and expense and at all times, keep the Premises and every part thereof in good order, condition and repair, including, without limiting the generality of the foregoing, all equipment or facilities serving the Premises, such as plumbing, heating, air conditioning, ventilating, electrical, lighting facilities, boilers, fired or unfired pressure vessels, fire sprinkler and/or standpipe and hose or other automatic fire extinguishing system, including fire alarm and/or smoke detection systems and equipment, fire hydrants, fixtures, walls (interior and exterior), ceilings, floors, windows, doors, plate glass, skylights, landscaping, driveways, parking lots, fences, retaining walls, signs, sidewalks and parkways located in, on, about, or adjacent to the Premises, but excluding foundations, the exterior roof and the structural aspects of the Premises. Lessee shall not cause or permit any Hazardous Substance to be spilled or released in, on, under or about the Premises(including through the plumbing or sanitary sewer system) and shall promptly, at Lessee's expense, take all investigatory and/or remedial action reasonably recommended, whether or not formally ordered or required, for the cleanup of any contamination of, and for the maintenance, security and/or monitoring of, the Premises, the elements surrounding same, or neighboring properties, that was caused by Lessee, or pertaining to or involving any Hazardous Substance and/or storage tank brought onto the Premises by or for Lessee. Lessee, in keeping the Premises in good order, condition and repair, shall exercise and perform good maintenance practices. Lessee's obligations shall include restorations, replacements or renewals when necessary to keep the Premises and all improvements thereon or a part thereof in good order. condition and state of repair

   7.2 Lessor's Obligations and Indemnification. Upon receipt of written notice of the need for such repairs and subject to Paragraph 13.5, Lessor shall, at Lessor's expense, keep the foundations, exterior roof and structural aspects of the Premises in good order, condition and repair. Except as other requirement by law, Lessor shall not, in any event, have any obligation to make any repairs until Lessor receives written notice of the need for such repairs. It is the intention of the Parties that the terms of this Lease govern the respective obligations of the Parties as to maintenance and repair of the Premises
Addendum 7.2.

   7.3 Utility Installations; Trade Fixtures; Alterations.

   (a) Definitions; Consent Required. The term "Utility Installations" is used in this Lease to refer to all carpeting, window coverings, air lines, power panels, electrical distribution, security, fire protection systems, communication systems, lighting fixtures, heating, ventilating, and air conditioning equipment, plumbing, and fencing in, on or about the Premises.
The term "Trade Fixtures" shall mean Lessee's machinery and equipment that can be removed without doing material damage to the Premises. The term "Alterations" shall mean any modification of the improvements on the Premises from that which are provided by Lessor under the terms of this Lease, other than Utility installations or Trade Fixtures, whether by addition or deletion. "Lessee Owned Alterations and/or Utility Installations" are defined as Alterations and/or Utility installations made by lessee that are not yet owned by Lessor as defined in Paragraph 7.4(a). Lessee shall not make any Alterations or Utility Installations in, on, under or about the Premises without Lessor's prior written consent. Lessee may, however, make non-structural Utility Installations to the interior of the Premises (excluding the roof), as long as they are not visible from the outside, do not involve puncturing, relocating or removing the roof or any existing walls, and the cumulative cost thereof during the term of this Lease as extended does not exceed $25,000.
   (b) Consent. Any Alterations or Utility Installations that Lessee shall desire to make and which require the consent of the Lessor shall be presented to Lessor in written form with proposed detailed plans. All consents given by Lessor, whether by virtue of Paragraph 7.3(a) or by subsequent specific consent, shall be deemed conditioned upon: (i) Lessee's acquiring all applicable permits required by governmental authorities, (ii) the furnishing of copies of such permits together with a copy of the plans and specifications for the Alteration or Utility Installation to Lessor prior to commencement of the work thereon, and (iii) the compliance by Lessee with all conditions of said permits in a prompt and expeditious manner. Any Alterations or Utility Installations by Lessee during the term of this Lease shall be done in a good and workmanlike manner, with good and sufficient materials, and in compliance with all Applicable Law. Lessee shall promptly upon completion thereof furnish Lessor with as-built plans and specifications therefor. Lessor may (but without obligation to do so) condition its consent to any requested Alteration or Utility Installation that costs $10,000 or more upon Lessee's providing Lessor with a lien and completion bond in an amount equal to one and one-half times the estimated cost of such Alteration or Utility Installation and/or upon Lessee's posting an additional Security Deposit with Lessor under Paragraph 36 hereof.
   (c) Indemnification. Lessee shall pay, when due, all claims for labor or materials furnished or alleged to have been furnished to or for Lessee at or for use on the Premises, which claims are or may be secured by any mechanics' or materialmen's lien against the Premises or any interest therein. Lessee shall give Lessor not less than ten (10) days' notice prior to the commencement of any work in, on or about the Premises, and Lessor shall have the right to post notices of non-responsibility in or on the Premises as provided by law.
If Lessee shall, in good faith, contest the validity of any such lien, claim or demand, then Lessee shall, at its sole expense defend and protect itself, Lessor and the Premises against the same and shall pay and satisfy any such adverse judgment that may be rendered thereon before the enforcement thereof against the Lessor or the Premises.

   7.4 Ownership; Removal; Surrender; and Restoration.

   (a) Ownership. Subject to Lessor's right to require their removal or become the owner thereof as hereinafter provided in this Paragraph 7.4, all Alterations and Utility Additions made to the Premises by Lessee shall be the property of and owned by Lessee, but considered a part of the Premises. Unless otherwise instructed per subparagraph 7.4(b) hereof, all Lessee Owned Alterations and Utility Installations shall, at the expiration or earlier termination of this Lease, become the property of Lessor and remain upon and be surrendered by Lessee with the Premises.

   (c) Surrender/Restoration. Lessee shall surrender the Premises by the end of the last day of the Lease term or any earlier termination date, with all of the improvements, parts and surfaces thereof clean and free of debris and in good operating order, condition and state of repair, ordinary wear and tear excepted. "Ordinary wear and tear" shall not include any damage or deterioration that would have been prevented by good maintenance practice or by Lessee performing all of its obligations under this Lease. The obligation of Lessee shall include the repair of any damage occasioned by the installation, maintenance or removal of Lessee's Trade Fixtures, furnishings, equipment, and Alterations and/or Utility Installations, as well as the removal of any storage tank installed by or for Lessee, and the removal, replacement, or remediation of any soil, material or ground water contaminated by Lessee. Lessee's Trade Fixtures shall remain the property of Lessee and shall be removed by Lessee subject to its obligation to repair and restore the Premises per this Lease.

   8. Insurance; Indemnity.

   8.1 Payment of Premium Increases.

   8.2 Liability Insurance.
       (a) Carried by Lessee. Lessee shall obtain and keep in force during the term of this Lease a Commercial General Liability policy of insurance protecting Lessee and Lessor (as an additional insured) against claims for bodily injury, personal injury and property damage based upon, involving or arising out of the ownership, use, occupancy or maintenance of the Premises and all areas appurtenant thereto. Such insurance shall be on an occurrence basis providing single limit coverage in an amount not less than $1,000,000 per occurrence with an "Additional Insured-Managers or Lessors of Premises" Endorsement and contain the Amendment of the Pollution Exclusion for damage caused by heat, smoke or fumes from a hostile fire. The policy shall not contain any intra-insured exclusions as between insured persons or organizations, but shall include coverage for liability assumed under this Lease as an insured contract for the performance of Lessees indemnity obligations under this Lease. The limits of said insurance required by this Lease or as carried by Lessee shall not, however, limit the liability of Lessee nor relieve Lessee of any obligation hereunder. All insurance to be carried by Lessee shall be primary to and not contributory with any similar insurance carried by Lessor, whose insurance shall be considered excess insurance only.
       (b) Carried By Lessor. Lessor is the Insuring Party Lessor shall also maintain liability insurance described in Paragraph 8.2(a), above in addition to, and not in lieu of, the insurance required to be maintained by Lessee. Lessee shall be named as an additional insured therein.

   8.3 Property Insurance Building, Improvements and Rental Value.

       (a) Building and Improvements. The Insuring Party shall obtain and keep in force during the term of this Lease a policy or policies in the name of Lessor, with loss payable to Lessor and to the holders of any mortgages, deeds of trust or ground leases on the Premises ( Lender(s) ), insuring loss or damage to the Premises. The amount of such insurance shall be equal to the full replacement cost of the Premises, as the same shall exist from time to time, or the amount required by Lenders, hut in no event more than the commercially reasonable and available insurable value thereof if, by reason of the unique nature or age of the improvements involved, such latter amount is less than full replacement cost. Lessee Owned Alterations and Utility Installations shall be insured by Lessee under Paragraph 8.4. If the coverage is available and commercially appropriate, such policy or policies shall insure against ail risks of direct physical loss or damage (except the perils of flood and/or earthquake unless required by a Lender), including coverage for any additional costs resulting from debris removal and reasonable amounts of coverage for the enforcement of any ordinance or law regulating the reconstruction or replacement of any undamaged sections of the Premises required to be demolished or removed by reason of the enforcement of any building, zoning, safety or land use laws as the result of a covered cause of loss, but not including plate glass insurance. Said policy or policies shall a so contain an agreed valuation provision in lieu of any coinsurance Cause, waiver of subrogation, and inflation guard protection causing an increase in the annual property insurance coverage amount by a factor of not less than the adjusted U.S. Department of Labor Consumer Price Index for All Urban Consumers for the city nearest to where the Premises are located.

      (b) Rental Value. Lessor shall, in addition, obtain and keep in force during the term of this Lease a policy or policies in the name of Lessor, with loss payable to Lessor and Lender(s), insuring the loss of the full rental and other charges payable by Lessee to Lessor under this Lease for one (1 ) year (including all real estate taxes, insurance costs, and any scheduled rental increases). Said insurance shall provide that in the event the Lease is terminated by reason of an insured loss, the period of indemnity for such coverage shall be extended beyond the date of the completion of repairs or replacement of the Premises, to provide for one full year s loss of rental revenues from the date of any such loss Said insurance shall contain an agreed valuation provision in lieu of any coinsurance cause, and the amount of coverage shall be adjusted annually to reflect the projected rental income, property taxes, insurance premium costs and other expenses, if any, otherwise payable by Lessee, for the next twelve (12) month period.
      (d) Tenant s Improvements. Since Lessor is the insuring Party, the Lessor shall not be required to insure Lessee Owned Alterations and Utility Installations unless the item in question has become the property of Lessor under the terms of this Lease.

   8.4 Lessee s Property Insurance. Subject to the requirements of Paragraph 8.5, Lessee at its cost shall either by separate policy or, at Lessor's option by endorsement to a policy already carried, maintain Insurance coverage on that of Lessees personal property, Lessee Owned Alterations and Utility Installations in, on, or about the Premises similar in coverage to that carried by the Insuring Party under Paragraph 8.3. Such insurance shall be full replacement cost coverage with a deductible of not to exceed $1,000 per occurrence. The proceeds from any such insurance shall be used by Lessee for the replacement of personal property or the restoration of Lessee Owned Alterations and Utility Installations. Lessee shall be the Insuring Party with respect to the insurance required by this Paragraph 8.4 and shall provide Lessor with written evidence that such insurance is in force.

   8.5 Insurance Policies. Insurance required hereunder shall be in companies duly authorized to transact business in the state where the Premises are located, and maintaining during the policy term a General Policy holders Rating of at least B+, V, or such other rating as may be required by a Lender having a lien on the Premises, as set forth in the most current issue of Bests Insurance Guide. Lessee shall not do or permit to be done anything which shall invalidate the insurance policies referred to in this Paragraph 8. Lessee shall cause to be delivered to Lessor certified copies of, or certificates evidencing the existence and amounts of, the insurance, and with the additional insureds, required under Paragraph 8.2(a) and 8.4. No such policy shall be cancelable or subject to modification except after thirty (30j days prior written notice to Lessor. Lessee shall at least thirty (30) days prior to the expiration of such policies, furnish Lessor with evidence of renewals or insurance binders evidencing renewal thereof, or Lessor may order such insurance and charge the cost thereof to Lessee, which amount shall be payable by Lessee to Lessor upon demand.

   8.6 Waiver of Subrogation. Without affecting any other rights or remedies, Lessee and Lessor ( Waiving Party ) each hereby release and relieve the other, and waive their entire right to recover damages (whether in contract or in tort) against the other for loss of or damage to the Waiving Party's property arising out of or incident to the perils required to be insured against under Paragraph 8. The effect of such releases and waivers of the right to recover damages shall not be limited by the amount of insurance carried or required, or by any deductibles applicable thereto.

   8.7 Indemnity. Lessee shall indemnify, protect, defend and hold harmless the Premises, Lessor and its agents, Lessor's master or ground lessor, partners and Lenders, from and against any and all claims, loss of rents and/or damages, costs, liens, judgments, penalties, permits, attorney s and consultant s fees, expenses and/or liabilities arising out of the occupancy of the Premises by lessee, the conduct of Lessees business, any act, omission or neglect of Lessee, its agents, contractors, employees or invitees, and out of any Default or Breach by Lessee in the performance in a timely manner of any obligation on Lessees part to be performed under this Lease.

9. Damage or Destruction.

 9.1 Definitions.

       (a) Premises Partial Damage shall mean damage or destruction to the improvements on the Premises, other than Lessee Owned Alterations and Utility Installations, the repair cost of which damage or destruction is less than 50% of the then Replacement Cost of the Premises immediately prior to such damage or destruction, excluding from such calculation the value of the land and Lessee Owned Alterations and Utility Installations.

       (b) Premises Total Destruction shall mean damage or destruction to the Premises, other than Lessee Owned Alterations and Utility Installations the repair cost of which damage or destruction is 50% or more of the then Replacement Cost of the Premises immediately prior to such damage or destruction, excluding from such calculation the value of the land and Lessee Owned Alterations and Utility installations.

       (c) Insured Loss shall mean damage or destruction to improvements on the Premises, other than Lessee Owned Alterations and Utility Installations, which was caused by an event required to be covered by the insurance described in Paragraph 8.3(a), irrespective of any deductible amounts or coverage limits involved.

       (d) "Replacement Cost" shall mean the cost to repair or rebuild the improvements owned by Lessor at the time of the occurrence to their condition existing immediately prior thereto, including demolition, debris removal and upgrading required by the operation of applicable building codes, ordinances or laws, and without deduction for depreciation.

       (e) "Hazardous Substance Condition" shall mean the occurrence or discovery of a condition involving the presence of or a contamination by a Hazardous Substance as defined in Paragraph 6.2 (a), in on, or under the Premises.

   9.2 Partial Damage - Insured Loss. If a Premises Partial Damage occurs, then Lessor shall, at Lessor's expense, repair such damage (but not Lessee's Trade Fixtures or Lessee Owned Alterations and Utility Installations) as soon as reasonable possible and this Lease shall continue in full force and effect. Notwithstanding the foregoing, if the required insurance was not in force or the insurance proceeds are not sufficient to effect such repair, the Insuring Party shall promptly contribute the shortage in proceeds as and when required to complete said repairs. The party responsible for making the repairs shall complete them as soon as reasonably possible and this Lease shall remain in full force and effect. Premises Partial Damage due to flood or earthquake shall be subject to Paragraph 9.3 rather than Paragraph 9.2 notwithstanding that there may be some insurance coverage, but the net proceeds of any by either Party.

   9.3 Partial Damage Uninsured Loss. It a Premises Partial Damage that is not an Ins red Loss occurs, unless caused by a negligent or willful act of Lessee (in which event Lessee shall make the repairs at Lessee's expense and this Lease shall continue in full force > and effect, but subject to Lessor's rights under Paragraph 13), Lessor may at Lessor's option, either: (i) repair such damage s soon as reasonably possible at Lessor's expense, in which event this Lease shall continue in full force and effect, or (ii) give written notice to Lessee within thirty (30) days aft r receipt by Lessor of knowledge of the occurrence of such damage of Lessor's desire to terminate this Lease as of the date ninety (90) days following the giving of such notice. In the event, Lessor elects to give such notice of Lessor's intention to terminate this Lease, Lessee shall have the right within the thirty (30) days after the receipt of such notice to give written notice to Lessor of Lessee's commitment to pay for the repair of such damage totally at Lessee's expense and without reimbursement from Lessor. Lessee shall provide Lessor with the required funds or satisfactory assurance thereof within thirty (30) days following Lessee's said commitment. In such event this Lease shall continue in full force and effect, and Lessor shall proceed to make such repairs as soon as reasonably possible and the required funds are available. If Lessee does not give such notice and provide the funds or assurance thereof within the times specified above this Lease shall terminate as of the date specified in Lessor's notice of termination.

   9.4 Total Destruction. Notwithstanding any other provision hereof, if a Premises Total Destruction occurs (including any destruction required by any authorized public authority), this Lease shall terminate following the date of such Premises Total Destruction, whether or not the damage or destruction is an Insured Loss or was caused by a negligent or willful act of Lessee. In the event, however, that the damage or destruction was caused by Lessee, Lessor shall have the right to recover Lessor's damages from Lessee except as released and waived in Paragraph 8.6.

   9.6 Abatement of Rent; Lessee's Remedies.

       (a) In the event of damage described in Paragraph 9.2 (Partial Damages Insured), whether or not Lessor or Lessee repairs or restores the Premises, the Base Rent, Real Property Taxes, insurance premiums, and other charges, if any, payable by Lessee hereunder for the period during which such damage, its repair or the restoration continues (not to exceed the period for which rental value insurance is required under Paragraph 8.3(b)), shall be abated in proportion to the degree to which Lessee's use of the Premises is impaired. Except for abatement of Base Rent, Real Property Taxes, insurance premiums, and other charges, if any, as aforesaid, all other obligations of Lessee hereunder shall be performed by Lessee, and Lessee shall have no claim against Lessor for any damage suffered by reason of any such repair or restoration.

       (b) If Lessor shall be obligated to repair or restore the Premises under the provisions of this Paragraph 9 and shall not commence, in a substantial and meaningful way, the repair or restoration of the Premises within ninety (90) days after such obligation shall accrue, Lessee may, at any time prior to the commencement of such repair or restoration, give written notice to Lessor and to any Lenders of which Lessee has actual notice of Lessee's election to terminate this Lease on a date not less than sixty (60) days following the giving of such notice. If Lessee gives such notice to Lessor and such Lenders and such repair or restoration is not commenced within thirty (30) days after receipt of such notice, this Lease shall terminate as of the date specified in said notice. if Lessor or a Lender commences the repair or restoration of the Premises within thirty (30) days after receipt of such notice, this Lease shall continue in full force and effect. "Commence" as used in this Paragraph shall mean either the unconditional authorization of the preparation of the required plans, or the beginning of the actual work on the Premises, whichever first occurs.

   9.7 Hazardous Substance Conditions. If a Hazardous Substance Condition occurs, unless Lessee caused such hazardous substance condition to occur (in which case Lessee shall make the investigation and remediation thereof required by law and this Lease shall continue in full force and effect, but subject to Lessor's rights under Paragraph 13), Lessor may at Lessor's option either (i) investigate and remediate such Hazardous Substance Condition, if required, as soon as reasonably possible at Lessor's expense, in which event this Lease shall continue in full force and effect, or (ii) if the estimated cost to investigate and remediate such condition exceed twelve (12) times the then monthly Base Rent or $100,000, whichever is greater, give written notice to Lessee within thirty (30) days after receipt by Lessor knowledge of the occurrence of such Hazardous Substance Condition of Lessor's desire to terminate this Lease as of the date ninety (90) days following the giving of such notice. In the event Lessor elects to give such notice of Lessor's intention to terminate this Lease, Lessee shall have the fight within thirty
(30) days after the receipt of such notice to give written notice to Lessor of Lessee's commitment to pay for investigation and remediation of such Hazardous Substance Condition totally at Lessee's expense and without reimbursement from Lessor except to the extent of an amount equal to twelve (12) times the then monthly Base Rent or $100,000, whichever is greater. In such event this Lease shall continue in full force and effect, and Lessor shall proceed to make such investigation and remediation as soon as reasonably possible. If Lessee does not give such notice within the times specified above, this Lease shall terminate as of the date specified in Lessor's notice of termination. If a Hazardous Substance Condition occurs for which Lessee is not legally responsible, there shall be abatement of Lessee's obligations under this Lease to the same extent as provided in Paragraph 9.6(a).

   9.8 Termination Advance Payments. Upon termination of this Lease pursuant to this Paragraph 9, an equitable adjustment shall be made concerning advance Base Rent and any other advance payments made by Lessee to Lessor Lessor shall, in addition, return to Lessee so much of Lessee's Security Deposit as has riot been, or is not then required to be, used by Lessor under the terms of this Lease.

10. Real Property Taxes.

   10.1 (a) Payment of Taxes. Lessor shall pay the Real Property Taxes, as defined in Paragraph 10.2, applicable to the Premises.

        (c) Additional improvements. Notwithstanding Paragraph 10.1 (a) hereof, Lessee shall pay to Lessor upon demand therefor the entirety of any increase in Real Property Taxes assessed by reason of Alternations or Utility Installations placed upon the Premises by Lessee or at Lessee's request.

   10.2 Definition of "Real Property Taxes." As used herein, the term "Real Property Taxes" shall include any form of real estate tax or assessment, general, special, ordinary or extraordinary, and any license fee, commercial rental tax, improvement bond or bonds, levy or tax (other than inheritance, personal income or estate taxes) imposed upon the Premises by any authority having the direct or indirect power to tax, including any city, state or federal government, or any school, agricultural, sanitary, fire, street, drainage or other improvement district thereof, levied against any legal or equitable interest of Lessor in the Premises or in the real property of which the Premises are a part, Lessor's right to rent or other income therefrom, and/ or Lessor's business of leasing the premises. The term "Real Property Taxes" shall also include any tax, fee, levy, assessment or charge, or any increase therein, imposed by reason of events occurring, or changes in applicable law taking effect, during the term of this Lease, including but not limited to a change in the ownership of the Premises or in the improvements thereon, the execution of this Lease, or any modification, amendment or transfer thereof, and whether or not contemplated by the Parties.

   10.4 Personal Property Taxes. Lessee shall pay prior to delinquency all taxes assessed against and levied upon Lessee Owned Alterations, Utility Installations, Trade Fixtures, furnishings, equipment and all personal property of Lessee contained in the Premises or elsewhere. When possible, Lessee shall cause its Trade Fixtures, furnishings, equipment and all other personal property to be assessed and billed separately from the real property of Lessor. If any of Lessee's said personal property shall be assessed with Lessor's real property, Lessee shall pay Lessor the taxes attributable to Lessee.

11. Utilities. Lessee shall pay for all water, gas, heat, light, power, telephone, trash disposal and other utilities and services supplied to the premises, together with any taxes thereon. If any such services are not separately metered to Lessee, Lessee shall pay a reasonable proportion, to be determined by Lessor, of all charges jointly metered with other premises.

12. Assignment and Subletting.
  12.1 Lessor's Consent Required.
       (a) Lessee shall not voluntarily or by operation of law assign, transfer, mortgage or otherwise transfer or encumber (collectively, "assignment") or sublet all or any part of Lessee's interest in this Lease or in the Premises without Lessor's prior written consent given under and subject to the terms of Paragraph 36.

       (b) A change in the control of Lessee shall constitute an assignment requiring Lessor's consent. The transfer, on a cumulative basis, of twenty-five percent (25%) or more of the voting control of Lessee shall constitute a change in control for this purpose.

       (c) The involvement of Lessee or its assets in any transaction. or series of transactions (by way of merger, sale, acquisition, financing, refinancing, transfer, leveraged buy-out or otherwise), whether or not a formal assignment or hypothecation of this Lease or Lessee's assets occurs, which results or will result in a reduction of the Net Worth of Lessee, as hereinafter defined, by an amount equal to or greater than twenty-five percent (25%) of such Net Worth of Lessee as it was represented to Lessor at the time of the execution by Lessor of this l ease or at the time of the most recent assignment to which Lessor has consented, or as it exists immediately prior to said transaction or transactions constituting such reduction, at whichever time said Net Worth of Lessee was or is greater, shall be considered an assignment of this Lease by Lessee to which Lessor may reasonably withhold its consent. "Net Worth of Lessee" for purposes of this Lease shall be the net worth of Lessee (excluding any guarantors) established under generally accepted accounting principles consistently applied.

       (d) An assignment or subletting of Lessee's interest in this Lease without Lessor's specific prior written consent shall, at Lessor's option, be a Default curable after notice per Paragraph 13.1 (c), or a noncurable Breach without the necessity of any notice and grace period. If Lessor elects to treat such unconsented to assignment or subletting as a noncurable Breach, Lessor shall have the right to either: (i) terminate this Lease, or (ii) upon thirty (30) days written notice ("Lessor's Notice"), increase the monthly Base Rent to fair market rental value or one hundred ten percent (110%) of the Base Rent then in effect, whichever is greater. Pending determination of the new fair market rental value, if disputed by lessee, Lessee shall pay the amount se; forth in Lessor's Notice, with any overpayment credited against the next installment(s) of Base Rent coming due, and any underpayment for the period retroactively to the effective date of the adjustment being due and payable immediately upon the determination thereof. Further, in the event of such Breach and market value adjustment, (i) the purchase price of any option to purchase the Premises held by Lessee shall be subject to similar adjustment to the then fair market value (Without the Lease being considered an encumbrance or any deduction for depreciation or obsolescence, and considering the Premises at-its highest and best use and in good condition), or one hundred ten percent (110%) of the price previously in effect, whichever is greater, (ii) any index-oriented rental or price adjustment formulas contained in this Lease shall be adjusted to require that the base index be determined with reference to the index applicable to the time of such adjustment, and (iii) any fixed rental adjustments scheduled during the remainder of the Lease term shall be increased in the same ratio as the new market rental bears to the Base Rent in effect immediately prior to the market value adjustment.

   12.2 Terms and Conditions Applicable to Assignment and Subletting.
        (a) Regardless of Lessor's consent, any assignment or subletting shall not: (i) be effective without the express written assumption by such assignee or sublessee of the obligations of Lessee under this Lease, iii) release Lessee of any obligations hereunder, or (iii) alter the primary liability of Lessee for the payment of Base Rent and other sums due Lessor hereunder or for the performance of any other obligations to be performed by Lessee under this Lease.
        (b) Lessor may accept any rent or performance of Lessee's oblations from any person other than Lessee pending approval or disapproval of an assignment. Neither a delay in the approval or disapproval of such assignment nor the acceptance of any rant or performance shall constitute a waiver or estoppel of Lessor's right to exercise its remedies for the Default or Breach by Lessee of any of the. terms, covenants or conditions of this Lease.

        (c) The consent of Lessor to any assignment or subletting shall not constitute a consent to any subsequent assignment or subletting by Lessee or to any subsequent or successive assignment or subletting by the sublessee. However, Lessor may consent to subsequent sublettings and assignments of the sublease or any amendments or modifications thereto without notifyins Lessee or anyone else liable on the Lease or sublease and without obtaining their consent, and such action shall not relieve such persons from liability under this Lease or sublease.

      (d) In the event of any Default or Breach of Lessee's obligations under this Lease, Lessor may proceed directly against Lessee, any Guarantors or any one else responsible for the performance of the Lessee's obligations under this Lease, including the sublessee, without first exhausting Lessor's remedies against any other person or entity responsible therefor to Lessor, or any security held by Lessor or Lessee.

        (e) Each request for consent to an assignment or subletting shall be in writing, accompanied by information relevant to Lessor's determination as to the financial and operational responsibility and appropriateness of the proposed assignee or sublessee, including but not limited to the intended use and/or required modification of the Premises, if any, together with a non-refundable deposit of $1,000 or ten percent (10%) of the current monthly Base Rent, whichever is greater, as reasonable consideration for Lessor's considering and processing the request for consent. Lessee agrees to provide Lessor with such other or additional information and/or documentation as may be reasonably requested by Lessor.

        (f) Any assignee of, or sublessee under, this Lease shall by reason of accepting such assignment or entering into such sublease, be deemed, for the benefit of Lessor, to have assumed and agreed to conform and comply with each and every term, covenant, condition and obligation herein to be observed or performed by Lessee during the term of said assignment or sublease, other than such obligations as are contrary to or inconsistent with provisions of an assignment or sublease to which Lessor has specifically consented in writing.

   12.3 Additional Terms and Conditions Applicable to Subletting. The following terms and conditions shall apply to any subletting by Lessee of all or any part of the Premises and shall be deemed included in all subleases under this Lease whether or not expressly incorporated therein:

        (a) Lessee hereby assigns and transfers to Lessor al; of Lessee's interest in all rentals and income arising from any sublease of all or a portion of the Premises heretofore or hereafter made by Lessee, and Lessor may collect such rent and income and apply same toward Lessee's obligations under this Lease; provided, however, that until a Breach (as defined in Paragraph
13.1 ) shall occur in the performance of Lessee's obligations under this Lease, Lessee may, except as otherwise provided in this Lease, receive, collect and enjoy the rents accruing under such sublease. Lessor shall not, by reason of this or any other assignment of such sublease to Lessor, nor by reason of the collection of the rents from a sublessee, be deemed liable to the sublessee for any other assignment of such sublease to Lessor, nor by reason of the collection of the rents from a sublessee, be deemed liable to the sublessee for any failure of Lessee to perform and comply with any of Lessee's obligations to such sublessee under such sublease. Lessee hereby irrevocably authorizes and directs any such sublessee, upon receipt of a written notice from Lessor stating that a Breach exists in the performance of Lessee's obligations under this Lease, to pay to Lessor the rents and other charges due and to become due under the sublease. Sublessee shall rely upon any such statement and request from lessor and shall pay such rents and other charges to Lessor without any obligations of the sublessor under such sublease from the time of the exercise of said option to the expiration of such sublease; provided, however, Lessor shall not be liable for any prepaid rents or security deposit paid by such sublessee to such sublessor or for any other prior Defaults or Breaches of such sublessor under such sublease.

        (b) In the event of a Breach by Lessee in the performance of its obligations under this Lease, Lessor, at its option and without any obligation to do so, may require any sublessee to attorn to Lessor, in which event Lessor shall undertake the obligations of the sublessor under such sublease from the time of the exercise of said option to the expiration of such sublease; provided, however, Lessor shall not be liable for any prepaid rents or security deposit paid by such sublessee to such sublessor or for any other prior Defaults or Breaches of such sublessor under such sublease.

        (c) Any matter or thing requiring the consent of the sublessor under a sublease shall also require the consent of Lessor herein.

        (d) No sublessee shall further assign or sublet all or any part of the Premises without Lessor's prior written consent.

        (e) Lessor shall deliver a copy of any notice of Default or Breach by Lessee to the sublessee, who shall have the right to cure the Default of Lessee within the grace period, if any, specified in such notice. The sublessee shall have a right of reimbursement and offset from and against Lessees for any such Defaults cured by the sublessee.

13.  Default; Breach; Remedies.

   13.1 Default; Breach. Lessor and Lessee agree that if an attorney is consulted by Lessor in connection with a Lessee Default or Breach (as hereinafter defined), $350.00 is a reasonable minimum sum per such occurrence for legal services and costs in the preparation and service of a notice of Default, and that Lessor may include the cost of such services and costs in said notice as rent due and payable to cure said Default. A "Default" is defined as a failure by the Lessee to observe, comply with or perform any of the terms, covenants, conditions or rules applicable to Lessee under this Lease. A "Breach" is defined as the occurrence of any one or more of the following Defaults, and, where a grace period for cure after notice is specified herein, the failure by Lessee to cure such Default prior to the expiration of the applicable grace period, shall entitle Lessor to pursue the remedies set forth in Paragraphs 13.2 and/or 13.3:

        (a) The vacating of the Premises without the intention to reoccupy same, or the abandonment of the Premises.
        (b) Except as expressly otherwise provided in this Lease, the failure by Lessee to make any payment of Base Rent or any other monetary payment required to be made by Lessee hereunder, whether to Lessor or to a third party, as and when due, the failure by Lessee to provide Lessor with reasonable evidence of insurance or surety bond required under this Lease, or the failure of Lessee to fulfill any obligation under this Lease which endangers or threatens life or property, where such failure continues for a period of three
(3) days following written notice thereof by or on behalf of Lessor to Lessee.
        (c) Except as expressly otherwise provided in this Lease, the failure by Lessee to provide Lessor with reasonable written evidence (in duly executed original form, if applicable) of (i) compliance with applicable law per Paragraph 6.3, (ii) the inspection, maintenance and service contracts required under Paragraph 7.1(b), (iii) the recession of an unauthorized assignment or subletting per Paragraph 12.1(b), (iv) a Tenancy Statement per Paragraphs 16 or 37, (v) the subordination or non-subordination of this Lease per Paragraph,
(vi) the guaranty of the performance of Lessee's obligations under this Lease if required under Paragraphs 1.11 and 37, (vii) the execution of any document requested under Paragraph 42 (easements) or (viii) any other documentation or information which Lessor may reasonably require of Lessee under the terms of this Lease, where any such failure continues for a period of ten (10) days following written notice by or on behalf of Lessor to Lessee.
        (d) A Default by Lessee as to the terms, covenants, conditions or provisions of this Lease, or of the rules adopted under Paragraph 40 hereof, that are to be observed, complied with or performed by Lessee, other than those described in subparagraphs (a), (b), or (c), above, where such Default continues for a period of thirty (30) days after written notice thereof by or on behalf of Lessor to Lessee; provided, however, that if the nature of Lessee's Default is such that more than thirty (30)days are reasonably required for its cure, then shall not be deemed to be a Breach of this Lease by Lessee if Lessee commences such cure within said thirty (30) day period and thereafter diligently prosecutes such cure to completion.
        (e) The occurrence of any of the following events: (i) The making by lessee of any general arrangement or assignment for the benefit of creditors;
(ii) Lessee's becoming a "debtor" as defined in 11 U.S.C.101 or any successor statute thereto (unless, in the case of a petition filed against Lessee, the same is dismissed within sixty (60) days); (iii) the appointment of a trustee or receiver to take possession of substantially all of Lessee's assets located at the Premises or of Lessee's interest in this Lease, where possession is not restored to Lessee within thirty (30) days; or (iv) the attachment, execution or other judicial seizure of substantially all of Lessee's assets located at the Premises or of Lessee's interest in this Lease, where such seizure is not discharged within thirty (30) days; provided, however, in the event that any provision of this subparagraph (e) is contrary to any applicable law, such provision shall be of no force or effect, and not affect the validity of the remaining provisions.
        (f) The discovery by Lessor that any financial statement given to Lessor by Lessee or any Guarantor of Lessee's obligations hereunder was materially false at the time made.
        (g) If the performance of Lessee's obligations under this Lease is guaranteed: (i) the death of a guarantor, (ii) the termination of a guarantor's liability with respect to this Lease other than in accordance with the terms of such guaranty, (iii) a guarantor's becoming insolvent or the subject of a bankruptcy filing, (iv) a guarantor's refusal to honor the guaranty, or (v) a guarantor's breach of its guaranty obligation on an anticipatory breach basis, and Lessee's failure, within sixty (60) days following written notice by or on behalf of Lessor to Lessee of any such event, to provide Lessor with written alternative assurance or security, which, when coupled with the then existing resources of Lessee, equals or exceeds the combined financial resources of Lessee and the guarantors that existed at the time of execution of this Lease.

   13.2 Remedies. If Lessee fails to perform any affirmative duty or obligation of Lessee under this Lease, within thirty (30) days after written notice to Lessee (or in case of an emergency, without notice), Lessor may at its option (but without obligation to do so), perform such duty or obligation on Lessee's behalf, including but not limited to the obtaining of reasonably required bonds, insurance policies, or governmental licenses, permits or approvals. The costs and expenses of any such performance by Lessor shall be due and payable by Lessee to Lessor upon invoice therefor. If any check given to Lessor by Lessee shall not be honored by the bank upon which it is drawn, Lessor, at its option, may require all future payments to be made under this Lease by Lessee to be made only by cashier's check. In the event of a Breach of this Lease by Lessee, as defined in Paragraph 13.1, with or without further notice or demand, and without limiting Lessor in the exercise of any right or remedy which Lessor may have by reason of such Breach, Lessor may:
        (a) Terminate Lessee's right to possession of the Premises by any lawful means, in which case this Lease and the term hereof shall terminate and Lessee shall immediately surrender possession of the Premises to Lessor. In such event Lessor shall be entitled to recover from Lessee (i) the worth at the time of the award of the unpaid rent which had been earned at the time of termination; (ii) the worth at the time of award of the amount by which the unpaid rent which would have been earned after termination until the time of award exceeds the amount of such rental loss that the Lessee proves could have been reasonably avoided, (iii) the worth at the time of award of the amount by which the unpaid rent for the balance of the term after the time of award exceeds the amount of such rental loss that the Lessee proves could be reasonably avoided; and (iv) any other amount necessary to compensate
Lessor for all the detriment approximately caused by the Lessee's failure to perform its obligations under this Lease or which in the ordinary course of things would be likely to result therefrom, including but not limited to the cost of recovering possession of the Premises, expenses of reletting, including necessary renovation and alteration of the Premises, reasonable attorneys' fees, and that portion of the leasing commission paid by Lessor applicable to the unexpired term of this Lease. The worth at the time of award of the amount referred to in provision (iii) of the prior sentence shall be computed by discounting such amount at the discount rate of the Federal Reserve Bank of San Francisco at the time of award plus one percent (1%). Efforts by Lessor to mitigate damages caused by Lessee's Default or Breach of this Lease shall not waive Lessor's right to recover damages under this Paragraph. If termination of this Lease is obtained through the provisional remedy of unlawful detainer, Lessor shall have the right to recover in such proceeding the unpaid rent and damages as are recoverable therein, or Lessor may reserve therein the right to recover all or any part thereof in a separate suit for such rent and/or damages. If a notice and grace period required under subparagraphs 13.1 (b), (c) or (d) was not previously given, a notice to pay rent or quit, or to perform or quit, as the case may be, given to Lessee under any statute authorizing the forfeiture of leases for unlawful detainer shall also constitute the applicable notice for grace period purposes required by subparagraphs 13.1 (b), (c) or (d). In such case, the applicable grace period under subparagraphs 13.1 (b), (c) or (d) and under the unlawful detainer statute shall run concurrently after the one such statutory notice, and the failure of Lessee to cure the Default within the greater of the two such grace periods shall constitute both an unlawful detainer and a Breach of this Lease entitling Lessor to the remedies provided for in this Lease and/or by said statute.

        (b) Continue the Lease and Lessee's right to possession in effect (in California under California Civil Code Section 1951.4) after Lessee's Breach and abandonment and recover the rent as it becomes due, provided Lessee has the right to sublet or assign, subject only to reasonable limitations. See Paragraphs 12 and 36 for the limitations on assignment and subletting which limitations Lessee and Lessor agree are reasonable. Acts of maintenance or preservation, efforts to relet the Premises, or the appointment of a receiver to protect the Lessor's interest under the Lease, shall not constitute a termination of the Lessee's right to possession.

        (c) Pursue any other remedy now or hereafter available to Lessor under the laws or judicial decisions of the state wherein the Premises are located.

     (d) The expiration or termination of this Lease and/or the termination of Lessee's right to possession shall not relieve Lessee from liability under any indemnity provisions of this Lease as to matters occurring or accruing during the term hereof or by reason of Lessee's occupancy of the Premises.
   13.4 Late Charges. Lessee hereby acknowledges that late payment by Lessee to Lessor of rent and other sums due hereunder will cause Lessor to incur costs not contemplated by this Lease, the exact amount of which will be extremely difficult to ascertain. Such costs include, but are not limited to, processing and accounting charges, and late charges which may be imposed upon Lessor by the terms of any ground lease, mortgage or trust deed covering the Premises. Accordingly, if any installment of rent or any other sum due from Lessee shall not be received by Lessor or Lessor's designee within five (5) days after such amount shall be due, then, without any requirement for notice to Lessee, Lessee shall pay to Lessor a late charge equal to six percent (6%) of such overdue amount. The parties hereby agree that such late charge represents a fair and reasonable estimate of the costs Lessor will incur by reason of late payment by Lessee. Acceptance of such late charge by Lessor shall in no event constitute a waiver of Lessee's Default or Breach with respect to such overdue amount, nor prevent Lessor from exercising any of the other rights and remedies granted hereunder. In the event that a late charge is payable hereunder, whether or not collected, for three (3) consecutive installments of Base Rent, then notwithstanding Paragraph 4.1 or any other provision of this Lease to the contrary, Base Rent shall, at Lessor's option, become due and payable quarterly in advance.

   13.5 Breach by Lessor. Lessor shall not be deemed in breach of this Lease unless Lessor fails within a reasonable time to perform an obligation required to be performed by Lessor. For purposes of this Paragraph 13.5, a reasonable time shall in no event be less than thirty (30) days after receipt by Lessor, and by the holders of any ground lease, mortgage or deed of trust covering the Premises whose name and address shall have been furnished Lessee in writing for such purpose, of written notice specifying wherein such obligation of Lessor has not been performed; provided, however, that if the nature of Lessor's obligation is such that more than thirty (30) days after such notice are reasonably required for its performance, then Lessor shall not be in breach of this Lease if performance is commenced within such thirty (30) day period and thereafter diligently pursued to completion.

14. Condemnation. If the Premises or any portion thereof are taken under the power of eminent domain or sold under the threat of the exercise of said power (all of which are herein called "condemnation"), this Leas |shall terminate as to the part so taken as of the date the condemning authority takes title or possession, whichever first occurs. If more than ten percent 10%) of the floor area of the Premises, or more than twenty-five percent (25%) of the land area not occupied by any building, is taken by condemnation Lessee may, at Lessee's option, to be exercised in writing within ten (t0) days after Lessor shall have given Lessee written notice of such taking (or in the absence of such notice, within ten (10) days after the condemning authority shall have taken possession) terminate this Lease as of the date the condemning authority takes such possession. If Lessee does not terminate this Lease in accordance with the foregoing, this Lease shall remain in full force and effect as to the portion of the Premises remaining, except that the Base Rent shall be reduced in the same proportion as the rentable floor area of the Premises taken bears to the total rentable floor area of the building located on the Premises. No reduction of Base Rent shall occur if the only portion of the Premises taken is land on which there is no building. Any award for the taking of all or any part of the Premises under the power of eminent domain or any payment made under threat of the exercise of such power shall be the property of Lessor, whether such award shall be made as compensation for diminution in value of the leasehold or for the taking of the fee, or as severance damages; provided, however, that Lessee shall be entitled to any compensation separately awarded to Lessee for Lessee's relocation expenses and/or loss of Lessee's Trade Fixtures. In the event that this Lease is not terminated by reason of such condemnation, Lessor shall to the extent of its net severance damages received, over and above the legal and other expenses incurred by Lessor in the condemnation matter, repair any damage to the Premises caused by such condemnation, except to the extent that Lessee has been reimbursed therefor by the condemning authority Lessee shall be responsible for the payment of any amount in excess of such net severance damages required to complete such repair

15. Broker's Fee.

   15.1 The Brokers named in Paragraph 1.10 are the procuring causes of this Lease.

   15.2 Upon execution of this Lease by both Parties, Lessor shall pay to said Brokers jointly, or in such separate shares as they may mutually designate in writing, a fee as set forth in a separate written agreement between Lessor and said Brokers (or in this event there is no separate written agreement between Lessor and said Brokers, the sum of $ ) for brokerage services rendered by said Brokers to Lessor in this transaction.

   15.3 Unless l lessor and Brokers have otherwise agreed in writing, Lessor further agrees that (a) if .lessee exercises any Option (as defined in Paragraph 39.1 ) or any Option subsequently granted which is substantially similar to an Option granted to Lessee in this Lease, or (b) if Lessee acquires any rights to the Premises or other premises described in this Lease which are substantially similar to what Lessee would have acquired had an Option herein granted to Lessee been exercised, or (c) if Lessee remains in possession of the Premises, with the consent of Lessor, after the expiration of the term of this Lease after having failed to exercise an Option, or /d) if said Brokers are the procuring cause of any other lease or sale entered into between the Parties pertaining to the Premises and/or any adjacent property in which Lessor has an interest. or (e) if Base Rent is increased, whether by agreement or operation of an escalation clause herein, then as to any of said transactions, Lessor shall pay said Brokers a fee in accordance with the schedule of said Brokers in effect at the time of the execution of this Lease.

   15.4 Any buyer or transferee of Lessor's interest in this Lease, whether such Transfer is by agreement or by operation of law, shall be deemed to have assumed Lessor's obligation under this Paragraph 15. Each Broker shall be a third party beneficiary of the provisions of this Paragraph 15 to the extent of its interest in any commission arising from this Lease and may enforce that right directly against Lessor and its successors.

   15.5 Lessee and Lessor each represent and warrant to the other that it has had no dealings with any person, firm, broker or finder (other than the Brokers, if any named in Paragraph 1.10) in connection with the negotiation of this Lease and/or the consummation of the transaction contemplated hereby, and that no broker or other person, firm or entity other than said named Brokers is entitled to any commission or finder's fee in connection with said transaction. Lessee and Lessor do each hereby agree to indemnify, protect, defend and hold the other harmless from and against liability for compensation or charges which may be claimed by any such unnamed broker, finder or other similar party by reason of any dealings or actions of the indemnifying Party, including any costs, expenses, attorneys' fees reasonably incurred with respect thereto.

   15.6 Lessor and Lessee hereby consent to and approve all agency relationships, including any dual agencies, indicated in Paragraph 1.10.

16. Tenancy Statement.

   16.1 Each Party (as "Responding Party") shall within ten (10) days after written notice from the other Party (the "Requesting Party") execute, acknowledge and deliver to the Requesting Party a statement in writing in form similar to the then most current "Tenancy Statement" form published by the American Industrial Real Estate Association, plus such additional information, confirmation and/or statements as may be reasonably requested by the Requesting Party.

    16,2 If Lessor desires to finance, refinance, or sell the Premises, any part thereof, or the building of which the Premises are a part, Lessee and all Guarantors of Lessee's performance thereunder shall deliver to any potential lender or purchaser designated by Lessor such financial statements of Lessee and such Guarantors as may be reasonably required by such lender or purchaser, including but not limited to Lessee's financial statements for the past three
(3) years. All such financial statements shall be received by Lessor and such lender or purchaser in confidence and shall be used only for the purposes herein set forth.

17. Lessor's Liability. The term "Lessor" as used herein shall mean the owner or owners at the time in question of The fee title to the Premises, or, if this i3 a sublease, of the Lessee's interest in the prior lease. In the event of a transfer of Lessor's title or interest in the Premises or In this Lease, Lessor shall deliver to the transferee or assignee (in cash or by credit) any unused Security Deposit held by Lessor at the time of such transfer or assignment. Except as provided in Paragraph 15, upon such transfer or assignment and delivery of the Security Deposit, as aforesaid, the prior Lessor shall be relieved of all liability with respect to the obligations and/or covenants under this Lease thereafter to be performed by the Lessor. Subject to the foregoing, the obligations and/or covenants in this Lease to be performed by the Lessor shall be binding only upon the Lessor as hereinabove defined.

18. Severability. The invalidity of any provision of this Lease, as determined by a court of competent jurisdiction, shall in no way affect the validity of any other provision hereof.

19. Interest on Past-Due Obligations. Any monetary payment due a party hereunder, other than late charges, not received by Lee within thirty (30) days following the date on which it was due, shall bear interest from the thirty-first (31st) day after it was due at the rate of 12oh per annum, but not exceeding the maximum rate allowed by law, in addition to the late charge provided for in paragraph 13.4.

20. Time of Essence. Time is of the essence with respect to the performance of all obligations to be performed or observed by the Parties under this Lease.
21. Rent Defined. All monetary obligations of Lessee to Lessor under the terms of this Lease are deemed to be rent.

22. No Prior or Other Agreements; Broker Disclaimer. This Lease contains all agreements between the Parties with respect to any matter mentioned herein, and no other prior or contemporaneous agreement or understanding shall be effective. Lessor and Lessee each represents and warrants to the Brokers that it has made, and is relying solely upon, its own investigation as to the nature, quality, character and financial responsibility of the other Party to this Lease and as to the nature, quality and character of the Premises. Brokers have no responsibility with respect thereto or with respect to any default or breach hereof by either Party.

23. Notices.

    23.1 All notices required or permitted by this Lease shall be in writing and may be delivered in person (by hand or by messenger or courier service) or may be sent by regular, certified or registered mail or U.S. Postal Service Express Mail, with postage prepaid, or by facsimile transmission, and shall be deemed sufficiently given if served in a manner specified in this Paragraph
23. The addresses noted adjacent to a Party's signature on this Lease shall be that Party's address for delivery or mailing of notice purposes. Either Party may by written notice to The other specify a different address for notice purposes, except that upon Lessee's taking possession of the Premises, the Premises shall constitute Lessee's address for the purpose of mailing or delivering notices to Lessee. A copy of all notices required or permitted to be given to Lessor hereunder shall be concurrently transmitted to such party or parties at such addresses as Lessor may from time to time hereafter designate by written notice to Lessee.

 23.2 Any notice sent by registered or certified mail, return receipt requested shall be deemed given on the date of delivery shown on the receipt card, or if no delivery date is shown, the postmark thereon. If sent by regular mail the notice shall be deemed given forty-eighty (48) hours after the same is addressed as required herein and mailed with postage prepaid. Notices delivered by United States Express mail or overnight courier that guarantees next day delivery shall be deemed given twenty-four (24) hours after delivery of the same to the United States Postal Service or courier. If any notice is transmitted by facsimile transmission or similar means, the same shall be deemed served or delivered upon telephone confirmation of receipt of the transmission thereof, provided a copy is also delivered via delivery or mail.
 If notice is received on Sunday or legal holiday, it shall be deemed received on the next business day.

24. Waivers. No waiver by Lessor of the Default or Breach of any term, covenant or condition hereof by Lessee, shall be deemed a waiver of any other term, covenant or condition hereof, or of any subsequent Default or Breach by Lessee of the same or of any other term, covenant or condition hereof. Lessor's consent to, or approval of, any act shall not be deemed to render unnecessary the obtaining of Lessor's consent to, or approval of, any subsequent or similar act by Lessee, or be construed as the basis of an estoppel to enforce the provision or provisions of this Lease requiring such consent. Regardless of Lessor's Knowledge of a Default or Breach at the time of accepting rent, the acceptance of rent by Lessor shall not be a waiver of any preceding Default or Breach by Lessee of any provision hereof, other than the failure of Lessee to pay the particular rent so accepted. Any payment given Lessor by Lessee may be accepted by Lessor on account of moneys or damages due Lessor, notwithstanding any qualifying statements or conditions made by Lessee in connection therewith, which such statements and/or conditions shall be of no force or effect whatsoever unless specifically agreed to in writing by Lessor at or before the time of deposit of such payment.

25. Recording. Either Lessor or Lessee shall, upon request of the other, execute, acknowledge and deliver to the other a short form memorandum of this Leas, approved by the other party, for recording purposes. The party requesting recordation shall be responsible for payment of any fees or taxes applicable thereto.

27. Cumulative Remedies. No remedy or election hereunder shall be deemed exclusive but shall, wherever possible, be cumulative with all other remedies at law or in equity.

28. Covenants and Conditions. All provisions of this Lease to be observed or performed by Lessee are both covenants and conditions.

29. Binding Effect; Choice of Law. This Lease shall be binding upon the parties, their personal representatives, successors and assigns and be governed by the laws of the State in which the Premises are located. Any litigation between the Parties hereto concerning this Lease shall be initiated in the county in which the Premises are located.

30. Subordination; Attornment; Non-Disturbance.

   30.1 Subordination. This Lease and any Option granted hereby shall be subject and subordinate to any ground lease, mortgage deed of trust, or other hypothecation or security device (collectively, "Security Device"), now or hereafter placed by Lessor upon the real property of which the Premises are a part, to any and all advances made on the security thereof, and to all renewals, modifications, consolidations, replacements and extensions thereof. Lessee agrees that the Lenders holding any such Security Device shall have no duty, liability or obligation to perform any of the obligations of Lessor under this Lease, but that in the event of Lessor's default with respect to any such obligation, Lessee will give any Lender whose name and address have been furnished Lessee in writing for such purpose notice of Lessor's default and allow such Lender thirty (30) days following receipt of such notice for the cure of said default before invoking any remedies Lessee may have by reason thereof. If any Lender shall elect to have this Lease and/or any Option granted hereby superior to the lien of its Security Device and shall give written notice thereof to Lessee, this Lease and such Options shall be deemed prior to such Security Device, notwithstanding the relative dates of the documentation or recordation thereof.

   30.2 Attornment. Subject to the non-disturbance provisions of Paragraph 30.3, Lessee agrees to attorn to a Lender or any other party who acquires ownership of the Premises by reason of a foreclosure of a Security Device, and that in the event of such foreclosure, such new owner shall not: (i) be liable for any act or omission of any prior lessor or with respect to events occurring prior to acquisition of ownership, (ii) be subject to any offsets or defenses which Lessee might have against any prior lessor, or (iii) be bound by prepayment of more than one (1) month's rent.

   30.3 Non-Disturbance. With respect to Security Devices entered into by Lessor after the execution of this Lease, Lessee's subordination of this Lease shall be subject to receiving assurance (a "non-disturbance agreement") from the Lender that Lessee's possession and this Lease, including any options to extend the term hereof, will not be disturbed so long as Lessee is not in Breach hereof and attorns to the record owner of the Premises

   30.4 Self-Executing. The agreements contained in this Paragraph 30 shall be effective without the execution of any further documents; provided, however, that, upon written request from Lessor or a Lender in connection with a sale, financing or refinancing of the Premises, Lessee and Lessor shall execute such further writings as may be reasonably required to separately document any such subordination or non-subordination, attornment and/or non-disturbance agreement as is provided for herein.

   31. Attorney's Fees. If any Party or Broker brings an action or proceeding to enforce the terms hereof or declare rights hereunder, the Prevailing Party (as hereafter defined) or Broker in any such proceeding, action, or appeal thereon, shall be entitled to reasonable attorney's fees. Such fees may be awarded in the same suit or recovered in a separate suit, whether or not such action or proceeding is pursued to decision or judgment. The term, "Prevailing Party" shall include, without limitation, a Party or Broker who substantially obtains or defeats the relief sought. as the case may be, whether by compromise, settlement, judgment, or the abandonment by the other Party or Broker of its claim or defense. The attorney's fee award shall not be computed in accordance with any court fee schedule, but shall be such as to fully reimburse all attorney's fees reasonably incurred. Lessor shall be entitled to attorney's fees, costs and expenses incurred in the preparation and service of notices of Default and consultations in connection therewith, whether or not a legal action is subsequently commenced in connection with such Default or resulting Breach.

32. Lessor's Access; Showing Premises; Repairs. Lessor and Lessor's agents shall have the right to enter the Premises at any time, in the case of an emergency, and otherwise at reasonable times for the purpose of showing the same to prospective purchasers, lenders, or lessees, and making such alterations, repairs, improvements or additions to the Premises or to the building of which they are a part, as Lessor may reasonably deem necessary. Lessor may at any time place on or about the Premises or building any ordinary "For Sale" signs and Lessor may at any time during the last one hundred twenty (120) days of the term hereof place on or about the Premises any ordinary "For Lease" signs. All such activities of Lessor shall be without abatement of rent or liability to Lessee.

33. Auctions. Lessee shall not conduct, nor permit to be conducted, either voluntarily or involuntarily, any auction upon the Premises without first having obtained Lessor's prior written consent. Notwithstanding anything to the contrary in this Lease, Lessor shall not be obligated to exercise any standard of reasonableness in determining whether to grant such consent

34. Signs. Lessee shall not place any sign upon the Premises, except that Lessee may, with Lessor's prior written consent, install (but not on the roof) such signs as are reasonably required to advertise Lessee's own business. The installation of any sign on the Premises by or for Lessee shall be subject to the provisions of Paragraph 7 (Maintenance, Repairs, Utility Installations Trade Fixtures and Alterations). Unless otherwise expressly agreed herein, Lessor reserves all rights to the use of the roof and the right to install, and all revenues from the installation of, such advertising signs on the Premises, including the roof, as do not unreasonably interfere with the conduct of Lessee's business.

35. Termination; Merger. Unless specifically stated otherwise in writing by Lessor, the voluntary or other surrender of this Lease by Lessee, the mutual termination or cancellation hereof, or a termination hereof by Lessor for Breach by Lessee, shall automatically terminate any sublease or lesser estate in the Premises; provided, however, Lessor shall, in the event of any such surrender, termination or cancellation, have the option to continue any one or all of any existing subtenancies. Lessor's failure within ten (10) days following any such event to make a written election to the contrary by written notice to the holder of any such lesser interest, shall constitute Lessor's election to have such event constitute the termination, of such interest.

36. Consents.
        (a) Except for Paragraph 33 hereof (Auctions) or as otherwise provided herein, wherever in this Lease the consent of a Party is required to an act by or for the other Party, such consent shall not be unreasonably withheld or delayed. Lessor's actual reasonable costs and expenses (including but not limited to architects', attorneys', engineers' or other consultants' fees) incurred in the consideration of, or response to, a request by Lessee for any Lessor consent pertaining to this Lease or the Premises, including but not limited to consents to an assignment, a subletting or the presence or use of a Hazardous Substance, practice or storage tank, shall be paid by Lessee to Lessor upon receipt of an invoice and supporting documentation therefor. Subject to Paragraph 12.2(e) (applicable to assignment or subletting), Lessor may, as a condition to considering any such request by Lessee, require that Lessee deposit with Lessor an amount of money (in addition to the Security Deposit held under Paragraph 5) reasonably calculated by Lessor to represent the cost Lessor will incur in considering and responding to Lessee's request. Except as otherwise provided, any unused portion of said deposit shall be refunded to Lessee without interest. Lessor's consent to any act, assignment of this Lease or subletting of the Premises by Lessee shall not constitute an acknowledgment that no Default or Breach by Lessee of this Lease exists, nor shall such consent be deemed a waiver of any then existing Default or Breach, except as may be otherwise specifically stated in writing by Lessor at the time of such consent.
        (b) All conditions to Lessor's consent authorized by this Lease are acknowledged by Lessee as being reasonable. The failure to specify herein any particular condition to Lessor's consent shall not preclude the imposition by Lessor at the time of consent of such further or other conditions as are then reasonable with reference to the particular matter for which consent is being given.

37. Guarantor.
   37.1 If there are to be any Guarantors of this Lease per Paragraph 1.11, the form of the guaranty to be executed by each such Guarantor shall be in the form most recently published by the American Industrial Real Estate Association, and each said Guarantor shall have the same obligations as Lessee under this Lease, including but not limited to the obligation to provide the Tenancy Statement and information called for by Paragraph 16.

     37.2 It shall constitute a Default of the Lessee under this Lease if any such Guarantor fails or refuses, upon reasonable request by Lessor to give:
(a) evidence of the due execution of the guaranty called for by this Lease, including the authority of the Guarantor (and of the party signing on Guarantor's behalf) to obligate such Guarantor on said guaranty, and including in the case of a corporate Guarantor, a certified copy of a resolution of its board of directors authorizing the making of such guaranty, together with a certificate of incumbency showing the signature of the persons authorized to sign on its behalf, (b) current financial statements of Guarantor as may from time to time be requested by Lessor, (c) a Tenancy Statement, or (d) written confirmation that the guaranty is still in effect.

38. Quiet Possession. Upon payment by Lessee of the rent for the Premises and the observance and performance of all of the covenants, conditions and provision on Lessee's part to be observed and performed under this Lease, Lessee shall have quiet possession of the premises for the entire term hereof subject to all of the provisions of this Lease.

39. Options.
   39.1 Definition. As used in this Paragraph 39 the word "Option" has the following meaning: (a) the right to extend the term of this Lease or to renew this Lease or to extend or renew any lease that Lessee has on other property of Lessor; (b) the right of first refusal to lease the Premises or the right of first offer to lease the Premises or the right of first refusal to lease other property of Lessor or the right of first offer to purchase the Premises, or the right to purchase other property of Lessor, or the right of first refusal to purchase other property of Lessor, or the right of first offer to purchase other property of Lessor.
   39.2 Options Personal to Original Lessee. Each Option granted to Lessee in this Lease is personal to the original Lessee named in Paragraph 1.1 hereof, and cannot be voluntarily or involuntarily assigned or exercised by any person or entity other than said original Lessee while the original Lessee is in full and actual possession of the Premises and without the intention of thereafter assigning or subletting. The Options, if any, herein granted to Lessee are not assignable, either as a part of an assignment of this Lease or separately or apart therefrom, and no Option may be separated from this Lease in any manner, by reservation or otherwise.

   39.3 Multiple Options. In the event that Lessee has any Multiple Options to extend or renew this Lease, a later Option cannot be exercised unless the prior Options to extend or renew this Lease have been validly exercised.

   39.4 Effect of Default on Options.

        (a) Lessee shall have no right to exercise an Option, notwithstanding any provision in the grant of Option to the contrary: (i) during the period commencing with the giving of any notice of Default under Paragraph 13.1 and continuing until the noticed Default is cured, or (ii) during the period of time any monetary obligation due Lessor from Lessee is unpaid (without regard to whether notice thereof is given Lessee), or (iii) during the time Lessee is in Breach of this Lease, or (iv) in the event that Lessor has given to Lessee throe (3) or more notices of Default under Paragraph 13.1, whether or not the Defaults are cured, during the twelve (12) month period immediately preceding the exercise of the Option.

        (b) The period of time within which an Option may be exercised shall not be extended or enlarged by reason of Lessees inability to exercises an Option because of the provisions of Paragraph 39.4(a).

        (c) All rights of Lessee under the provisions of an Option shall terminate and be of no further force or effect, notwithstanding Lessees due and timely exercise of the Option. if, after such exercise and during the term of this Lease, (i) Lessee fails to pay to Lessor a monetary obligation of Lessee for a period of thirty (30) days after such obligation becomes due (without any necessity of Lessor to give notice thereof to Lessee), or (ii) Lessor gives to Lessee three (3) or more notices of Default under Paragraph 13.1 during any twelve (12) month period, whether or not the Defaults are cured, or (iii} if Lessee commits a Breach of this Lease.

40. Multiple Buildings. If the Premises are part of a group of buildings controlled by Lessor, Lessee agrees that h will abide by, keep and observe all reasonable rules and regulations which Lessor may make from time to time for the management, safety, care, and cleanliness of the grounds, the parking and unloading of vehicles and the preservation of good order, as w911 as for the convenience of other occupants or tenants of such other buildings and their invitees, and that Lessee will pay its fair share of common expenses incurred in connection therewith.

41. Security Measures. Lessee hereby acknowledges that the rental payable to Lessor hereunder does not include the cost of guard service or other security measures, and that Lessor shall have no obligation whatsoever to provide same. Lessee assumes all responsibility for the protection of the Premises, Lessee, its agents and invitees and their property from the acts of third parties.

42. Reservations. Lessor reserves to itself the right, from time to time, to grant, without the consent or joinder of Lessee, such easements, rights and dedications that Lessor deems necessary, and to cause the recordation of parcel maps and restrictions, so long as such easements, rights, dedications, maps and restrictions do not interfere with the use of the Premises by Lessee. Lessee agrees to sign any documents reasonably requested by Lessor to effectuate any such easement rights, dedication, map or restrictions.

43. Performance Under Protest. If at any time a dispute shall arise as to any amount or sum of money to be paid by one Party to the other under the provisions hereof, the Party against whom the obligation to pay the money is asserted shall have the right to make payment under protest and such payment shall not be regarded as a voluntary payment and there shall survive the right on the part of said Party to institute suit for recovery of such sum. If it shall be adjudged that there was no legal obligation on the part of said Party to pay such sum or any part thereof, said Party shall be entitled to recover such sum or so much thereof as h was not legally required to pay under the Provisions of this Lease.

44. Authority. If either Party hereto is a corporation, trust, or general or limited partnership, each individual executing this Lease on behalf of such entity represents and warrants that he or she is duly authorized to execute and deliver this Lease on its behalf. If Lessee is a corporation, trust or partnership, Lessee shall, within thirty (30) days after request by Lessor, deliver to Lessor evidence satisfactory to Lessor of such authority

45. Conflict. Any conflict between the printed provisions of this Lease and the typewritten or handwritten provisions shall be controlled by the typewritten or handwritten Provisions.

46. Offer. Preparation of this Lease by Lessor or Lessor s agent and submission of same to Lessee shall not be deemed an offer to lease to Lessee. This Lease is not intended to be binding until executed by all Parties hereto.

47. Amendments. This Lease may be modified only in writing, signed by the parties in interest at the time of the modification. The parties shall amend this Lease from time to time to reflect any adjustments that are made to the Base Rent or other rent payable under this Lease. As long as they do not materially change Lessees obligations hereunder, Lessee agrees to make such reasonable non-monetary modifications to this Lease as may be reasonably required by an institutional, insurance company, or pension plan Lender in connection with the obtaining of normal financing or refinancing of the property of which the Premises are a part.

48. Multiple Parties. Except as otherwise expressly provided herein, if more than one person or entity is named herein as either Lessor or Lessee, the obligations of such Multiple Parties shall be the joint and several responsibility of all persons or entities named herein as such Lessor or Lessee.

LESSOR AND LESSEE HAVE CAREFULLY READ AND REVIEWED THIS LEASE AND EACH TERM AND PROVISION CONTAINED HEREIN, AND BY THE EXECUTION OF THIS LEASE SHOW THEIR INFORMED AND VOLUNTARY CONSENT THERETO. THE PARTIES HEREBY AGREE THAT, AT THE TIME THIS LEASE IS EXECUTED, THE TERMS OF THIS LEASE ARE COMMERCIALLY REASONABLE AND EFFECTUATE THE INTENT AND PURPOSE OF LESSOR AND LESSEE WITH RESPECT TO THE PREMISES.

   IF THIS LEASE HAS BEEN FILLED IN, IT HAS BEEN PREPARED FOR SUBMISSION TO YOUR ATTORNEY FOR HIS APPROVAL. FURTHER, EXPERTS SHOULD BE CONSULTED TO EVALUATE THE CONDITION OF THE PROPERTY AS TO THE POSSIBLE PRESENCE OF ASBESTOS STORAGE TANKS OR HAZARDOUS SUBSTANCES. NO REPRESENTATION OR RECOMMENDATION IS MADE BY THE AMERICAN INDUSTRIAL REAL ESTATE ASSOCIATION OR BY THE REAL ESTATE BROKER(S) OR THEIR AGENTS OR EMPLOYEES AS TO THE LEGAL SUFFICIENCY LEGAL EFFECT, OR TAX CONSEQUENCES OF THIS LEASE OR THE TRANSACTION TO WHICH IT RELATES; THE PARTIES SHALL RELY SOLELY UPON THE ADVICE OF THEIR OWN COUNSEL AS TO THE LEGAL AND TAX CONSEQUENCES OF THIS LEASE. IF THE SUBJECT PROPERTY IS LOCATED IN A STATE OTHER THAN CALIFORNIA, AN ATTORNEY FROM THE STATE WHERE THE PROPERTY IS LOCATED SHOULD BE CONSULTED.

The parties hereto have executed this Lease at the place on the dates specified above to their respective signatures.

Executed at __________________________ Executed at ____________________________
on ___________________________________ on _____________________________________
by LESSOR:                             by LESSEE:
______________________________________    _____________________________________
______________________________________    _____________________________________

By ___________________________________ By _____________________________________
Name Printed: ________________________ Name Printed: __________________________
Title: _______________________________ Title: _________________________________
Address: _____________________________ Address: _______________________________
______________________________________ _________________________________________
Tel.No.(___)_______Fax No.(___)_______ Tel.No.(___)_______Fax No.(___)_______


                                 ADDENDUM TO
          STANDARD INDUSTRIAL/COMMERCIAL SINGLE-TENANT LEASE - GROSS
                  7314 S. MAIE AVE., LOS ANGELES, CALIFORNIA
                                BY AND BETWEEN
                        C.S. QUAK INTERNATIONAL, LESSOR
                                     AND
                         BONDED MOTORS, INC., LESSEE
                                    DATED
                             SEPTEMBER I0, I996


49. Lessor shall prior to Lease commencement date at Lessor's sole cost and expense;
    1. Relocate any existing tenants.
    2. Remove all partitions and gates from the interior of the building.
    3. Provide a separate meter for electric power.
    4. Remove all beauty parlor- equipment; however glass, partition to remain.

50. Lessor grants to Lessee the right to perform the following improvements at Lessee's sole cost and expense.
    1. Remove and/or remodel the front gate/driveway area on Maie Ave.
    2. Remove front awning.
    3. Remove flower bedding.

51. LESSEE VERIFICATION
    Except as otherwise noted, Lessee, by signing and executing this Lease, acknowledges that Lessee has verified to Lessee's satisfaction: size and dimensions of building and land; type of construction; ceiling height; size, number and type of loading doors; electrical service, distribution and lighting; plumbing, number of sinks and toilets, and availability of on-site and street parking; availability of water, sewer, electric, natural gas, telephone lines and other utilities; zoning; and Lessee's ability to lawfully operate his business with the necessary! Occupancy Permit and/or other permits pursuant to the laws, rules and regulations or the City and other appropriate governmental jurisdictions in which the premises is located. Lastly, Lessee warrants that Lessee is not relying on any representations of Broker, subagents, Lessor, or the A.I.R. Industrial Multiple Listing sheet, verbal or written with respect to pertinent facts about tile premises.

52. ARBITRATION
    IF A CONTROVERSY OR CLAIM BETWEEN THE PARTIES ARISES OUT OF, OR AS IT RELATES TO THE DISPOSITION OF THE LESSEE'S SECURITY DEPOSIT OR A CLAIM OF MISUNDERSTANDING AGAINST ANY PARTY TO THIS TRANSACTION INCLUDING THE BROKER, SUCH CONTROVERSY OR CLAIM SHALL BE FIRST DECIDED BY ARBITRATION. SUCH ARBITRATION SHALL BE DETERMINED IN ACCORDANCE WITH THE RULES OF THE AMERICAN ARBITRATION ASSOCIATION, AND JUDGMENT UPON THE AWARD RENDERED BY THE ARBITRATOR(S) MAY BE ENTERED IN ANY COURT HAVING JURISDICTION THEREOF. THE PROVISIONS OF THE CODE OF CIVIL PROCEDURE, SECTION 1283.05 SHALL BE APPLICABLE TO SUCH ARBITRATION. THE PARTIES AGREE TO SEEK ARBITRATION AND DILIGENTLY WORK FOR A SOLUTION BEFORE A SUIT IS INSTITUTED. THE ABOVE PROVISIONS SHALL IN NO WAY LIMIT THE RIGHTS OF THE LESSOR TO EXERCISE ITS RIGHT UNDER THE CALIFORNIA UNLAWFUL DETAINER STATUTE.

53. INDEMNIFICATION
    THIS AGREEMENT PROVIDES FOR ALL AGENTS TO THIS REAL ESTATE TRANSACTION TO BE INDEMNIFIED AND HELD HARMLESS BY THE LESSEE/LESSOR FROM THE FOLLOWING:
    A. ANY DISPUTE OR ACTION CONCERNING OR ARISING FROM LESSEE'S DECISION TO LEASE OR NOT LEASE SAID PROPERTY:

    B. ANY CLAIMS OR ACTION ARISING FROM OR DUE TO ANY INACCURACY IN INFORMATION KNOWN OR UNKNOWN, FURNISHED OR UNFURNISHED BY LESSOR;
    C. ANY ACTIONS CONCERNING THE VERIFICATION OF ANY ITEMS IN THIS AGREEMENT AND/OR ADDENDA HERETO;
    D. ANY CLAIMS, DISPUTES OR ACTIONS RELATING TO THE CHOICE OF COMPANIES OR VENDORS PROVIDING PRODUCTS OR SERVICES RELATING TO THE INSPECTION, OR CONSULTATION RELATING TO SAID PROPERTY;
    E. ANY CLAIMS FOR PERSONAL INJURY, PROPERTY DAMAGE, OR Loss IN VALUE OF THE PROPERTY ARISING FROM OR RELATED TO THE PHYSICAL CONDITION OF THE PROPERTY INCLUDING, WITHOUT LIMITATION, ANY SOILS, STRUCTURAL, OR DESIGN
       PROBLEMS:
    F. ANY RESPONSIBILITY FOR THE COMPLETION OF MODIFICATIONS OR REPAIRS TO THE SUBJECT PROPERTY, INCLUDING BUT NOT LIMITED TO ELECTRICAL, PLUMBING, PARTITIONING. DEMOLITION, FENCING AND PARKING;
    G. ANY AND ALL COSTS AND EXPENSES, INCLUDING REASONABLE ATTORNEY'S FEES
       AND COSTS SUFFERED OR INCURRED IN CONNECTION WITH ANY OF THE ABOVE MATTERS OF INDEMNIFICATION;

54. A.D.A. CLAUSE - ATTACHED.

55. RENT ESCALATION'S - ATTACHED.

56. OPTION TO EXTEND - ATTACHED.

57. Lessor to pay Major Properties a commission of 5% of the Gross Lease value including Option period when/if exercised

                                                 C. S. QUAK INTERNATIONAL

Date: ________________________________ __________________________________
                                                    "LESSOR"

                                                 BONDED MOTORS, INC.

Date: ________________________________ __________________________________
                                                    "LESSEEA"

#54

                  SALE/LEASE AMERICANS WITH DISABILITIES ACT
                     AND HAZARDOUS MATERIALS DISCLOSURE

The United States Congress has enacted the (ADA). Among other things, this act is intended to make many business establishments equally accessible to persons with a variety of disabilities; modifications to real property may be required. State and local laws also may mandate changes. The real estate brokers in this transaction are not qualified to advise you as to what, if any, changes may be required now or in the future. Owners and tenants should consult the attorneys and qualified design professionals of their choice for information regarding these matters. Real estate brokers cannot determine which attorneys or design professionals have the appropriate expertise in this area.

Various construction materials may contain items that have been or may in the future, be determined to be hazardous (toxic) or undesirable and may need to be specifically treated/handled or removed. For example, some transformers and other electrical components contain PCB's, and asbestos has been used in components such as fire -proofing, heating, and cooling systems, air duct insulation, spray-on and tile acoustical materials, linoleum, floor tiles, roofing, dry wall and plaster. Due to prior or current uses of the Property or in the area, the Property may have hazardous or undesirable metals, minerals, chemicals, hydrocarbons, or biological or radioactive items (including electric and magnetic fields) in soils, water, building components, above or below-ground containers or elsewhere in areas that may or may not be accessible or noticeable. Such items may leak or otherwise be released. Real estate agents have no expertise in the detection or correction of hazardous or undesirable items. Expert inspections are necessary. Current or future laws may require clean up by past, present and/or future owners and/or operators. It is the responsibility or the Seller/Lessor and Buyer/Tenant to retain qualified experts to detect and correct such matters and to consult with legal counsel or their choice to determine what provisions, if any, they may wish to include in transaction documents regarding the Property.

To the best of Seller/Lessor's knowledge, Seller/Lessor has attached to this Disclosure copies of all existing surveys and reports known to Seller/Lessor regarding asbestos and other hazardous materials and undesirable substances related to the Property. Sellers/Lessors are required under California Health and Safety Code Section 25916 et seq. to disclose reports and surveys regarding asbestos to certain persons, including their employees, contractors, co-owners, purchasers and tenants. Buyer/Tenants have similar disclosures obligations. Sellers/Lessors and Buyers/Tenants have additional hazardous materials disclosure responsibilities to each other under California Health and Safety Code Section 25359.7 and other California laws. Consult your attorney) regarding this matter. Major Properties (Broker) is not qualified to assist you in this matter or provide you with other legal or tax advise.

C.S. QUAK INTERNATIONAL                BONDED MOTORS, INC.


By: ________________________________   By: ____________________________________
Title: _____________________________   Title: _________________________________
Date: ______________________________   Date: __________________________________

7314 S. MAIE AVE., LOS ANGELES, CA
PROPERTY ADDRESS

                                   ADDENDA

6.2 ...including but not limited to hazardous substances under the Comprehensive Environmental Response, Compensation and Liability Act, 42 U.S.C. 9601 et seq.


6.3 Lessee shall comply with all laws, rules, regulations, ordinances, directives, covenants, easements and restrictions of record and permits in the operation of its business activities at the Premises. Nothing in this Paragraph 6.3, however, shall require or obligate Lessee to comply with any laws, rules, regulations, ordinances, directives, covenants, easements and restrictions of record, and permits that regulate or address any conditions already in existence or threatened at the Premises prior to the date of this Lease or conditions caused by Lessor, neighboring premises or persons other than Lessor or Lessor's agents.

7.2 Lessor shall indemnify, hold harmless and defend Lessee against any and all liabilities, losses, claims, demands, penalties, fines, damages (including consequential damages), taxes, liabilities or expenses (including, without limitation, attorney and consultant fees) arising from or related to (i) Lessor's acts or omissions relating to the Premises; (ii) any Hazardous Substance, Hazardous Substance Condition, or other conditions from, on, under or affecting the Premises or Lessee;

(iii) migration of Hazardous Substance or other conditions onto Premises from any contiguous property or onto any other property from the neighboring premises; (iv) past disposal of Hazardous Substance and other conditions on the Premises by any person, known or unknown; (v) the removal, treatment, remedy, or disposal of Hazardous Substance or other conditions on or from the Premises; and (vi) any personal injuries property damages, real or personal, any violations of law or of orders, regulations, requirements, or demands of governmental authorities, and of any lawsuit brought or threatened, settlement reached, or government order arising out of or in any way related to Hazardous Substance or other conditions on, from, under, or affecting the Premises.

LOAN #1

Type of Loan:  Revolving Line of Credit.  Amounts borrowed and repaid may be reborrowed.

Amount:  $3,000,000.
                                     E-16
Purpose:  To finance general operating cash requirements.

Terms:  Monthly repayments of interest only.  Principal due at maturity.

Pricing:  Borrower will have the choice of the following:

          1) a) Bank's Prime rate plus one-quarter of one percent (Prime plus .250%) as it may change from time to time; or

             b) LIBOR rate plus 2.00% (minimum increments of $250,000 and maturities from 30 to 90 days) with a fee of One eighth percent (1/8%), per annum, on the unused portion of the line commitment, payable quarterly in arrears.

Documentation Fee: $275 to be paid upon execution and delivery of documents. This fee does not cover any legal, title or other expense incurred in the documentation process. This fee also does not cover any renewals or redocumentation which may be necessary in the future.

Rate Basis. Interest and fees shall be calculated on the basis of a 360 day year and actual days elapsed, which results in greater interest than if a 365 days year were used.

Default Rate. Any principal not paid when due shall bear interest (payable on demand) from its due date until payment in full at a rate per annum equal to the Interest Rate otherwise applicable plus five percent (5%)

Maturity. Availability Period. No advances under the Loan may be extended after April 30th, 1998. In the event borrower chooses to have a maturity of April 30th, 1997, the unutilized commitment fee will not be charged.

LOAN #2

Type of Loan:  Term Loan.

Amount:  Up to $1,500,000

Purpose: To refinance existing Metrobank debt outstanding and for the purchase of equipment.

Terms:  60 equal monthly principal installments of $25,000.00 plus interest.
                                     E-1
Pricing: Borrower has the choice of either of the following, for each advance under the facility:

          a) Bank's Prime rate, as it may change from time to time, plus 3/8%, floating, or
          b) Cost of Funds plus 2.00%, fixed, for the tenor of each of the obligations.

Prepayment Fees: None on the Prime related borrowing's; Standard prepayment penalties when Borrower elects a fixed rate option either the cost of funds or LIBOR, as defined in the loan agreement.

Documentation Fee. $275 to be paid upon execution and delivery of documents. This fee does not cover any legal, title or other expense incurred in the documentation process. This fee also does not cover any renewals or re-documentation which may be necessary in the future.

Rate Basis. Interest and fees shall be calculated on the basis of a 360 day year and actual days elapsed, which results in greater interest than if a 365 days year were used.

Default Rate. Any principal not paid when due shall bear interest (payable on demand) from its due date until payment in full at a rate per annum equal to the Interest Rate otherwise applicable plus five percent (5%).

Maturity.  60 months from the funding date.

Collateral: The Loans are to be secured by a first priority perfected interest in all of Borrower's personal property assets, including all accounts receivable, inventory, equipment, general intangibles, chattel paper, instruments, money. (UCC-1 Broadform Financing Statement).

Guarantors:  None.

Documentation: Total documentation fee for the preparation of the documents pertaining to the documents.

Fees: aforementioned facilities are not to exceed $1,000.00 Fees for future extensions or modifications will be assessed at the time of redocumentation.

LOAN DOCUMENTS:
1. Execution by Borrower and delivery to Bank of a Loan Agreement by June 15, 1996 for the Loans in this commitment, in form and substance satisfactory to Bank, containing the terms and conditions described in this commitment, and such other terms and conditions and representations and warranties as Bank may require.

2. All promissory notes, financing statements, fixture filings, security documents, guaranties, environmental indemnities as may be required by Bank, each in form and substance satisfactory to Bank, shall have been E-2 executed and delivered and, in the case of security documents, filed or recorded, as appropriate. Standard forms of such documents (which may not contain all terms and conditions applicable to the proposed Loans) are available upon request.

3. Resolutions and incumbency certificates from Borrower and any guarantor in respect to the documents required by Bank.

4. Bank shall have received such opinions of Borrower's and any guarantor's counsel and local counsel as Bank shall require, which opinion(s) shall be satisfactory to Bank and its counsel as to both form and substance. Such opinions shall include, but not be limited, opinions as to Borrower's and each corporate existence, Borrower's and each guarantor's power and authority to enter into the Loan and security documents referred to above, the validity, binding effect and enforceability f each of Loan and security documents against Borrower and each guarantor, to the extent it is a party thereto, and the perfection of the Bank's liens and security interests in the personal property collateral provided by Borrower and any guarantor.

5. Bank's legal counsel shall have reviewed and deemed satisfactory all documentation relating to the Loans.

CONDITIONS PRECEDENT:

Before Bank makes any Loan available to Borrower, certain conditions precedent in addition to the completion of Loan documents, must be satisfied. These conditions include, without limitation, the following:

1. Bank shall have received a copy of the Borrower's April 30, 1996 company prepared financial statement.

2. Review of summary of accounts receivable audit performed on May 14, 1996 evidencing satisfactory results.

Covenants and Conditions.

1. Borrower shall provide Bank with annual fiscal year end audited financial statements and management letter, within ninety (90) days of Borrower's fiscal year end. Borrower shall also provide quarterly borrower prepared financial statements within thirty (30) days of respective period end.

2. Borrower shall provide Bank with complete tax returns within 15 days of filing, but no later than June 30th of the following year.

3.  Borrower to maintain its primary banking relationship with Bank

4. Borrower to provide bank with an aging of accounts receivable and accounts payable no less frequent than quarterly.

5. Borrower shall deliver to Bank such additional information and statements, lists of assets and liabilities, borrowing base certificates, collection reports, budgets, forecasts, tax returns, and other reports with respect to Borrower's financial condition and business operations, or with respect to
Guarantor's financial condition, or with respect to 	Collateral, as Bank may
request from time to time.

6. Financial Covenants. Financial covenants shall be determined in accordance with generally accepted accounting principles. Accounting and other terms requiring definition will be defined in the Loan Documents. The anticipated financial covenants will be determined based upon receipt of the April 30, 1996 financial statement, but will be approximately:

a) Minimum Tangible Net Worth of $5,250,000. Tangible Net Worth for the purpose of this subparagraph shall mean net worth determined in accordance with generally accepted accounting principles, after deducting patents, trade marks, good will, "due from officer intercompany and affiliated loans, and other similar intangible assets. The Tangible Net Worth is to increase to $6,250,000 over the next 12 months.

b) Minimum Debt Coverage Ratio (defined as net income after taxes plus depreciation divided by the CPLTD and current portion of leases) of 2.00:1.

c) Maximum Senior Debt to Tangible Net Worth of 1.25:1 Tangible net worth is the same as defined as in paragraph 8(a), and senior debt is all debt not subordinated to Bank on its form.

d) Minimum Current Ratio of 2.00:1 defined as current assets divided by current liabilities. Current assets defined under generally accepted accounting principles as cash, marketable securities, accounts receivable and inventory excluding prepaid expenses, intercompany and affiliated balances and current liabilities are those liabilities payable within one (1) year, including that portion of loan term liabilities payable within one (1) year.

e) Minimum Quick Ratio of 1.0:1 defined as current assets excluding inventory divided by current liabilities.

f) Borrower shall be profitable on an annual basis. Borrower shall not incur operating losses in excess of $150,000 for any two consecutive quarters.

g) Borrower to remain out-of-debt for thirty (30) consecutive days under the line of credit for each calendar year.

DEFAULT: Event of default, as required by Bank, including without limitation, cross default to all indebtedness of Borrower for borrowed money and default by any guarantor.

MISCELLANEOUS:

1. Material Adverse Change. Any material adverse change in Borrower's or Guarantor's financial condition or the value or perfection of Bank's liens or security interest in any collateral, will terminate Bank's commitment to fund under this Agreement.

2. Costs and Expenses. Borrower shall reimburse Bank, on demand, for all out-of-pocket expenses (including legal fees, internal audit or appraisal costs) incurred by Bank in connection with the preparation, administration and enforcement of this Agreement or any of the documents relating to the credit facility, even if final loan documents are not executed.

3. Applicable Law/Waiver of Jury Trial. This Agreement and any future extension of credit shall be governed by and construed in accordance with the laws of the State of California. Legal jurisdiction shall be with the State and Federal courts of Los Angeles County. Borrower and Bank waive the right to any jury trial.

This commitment letter is not meant to be, nor shall it be construed as an attempt to define all of the terms and conditions of the Loans. Rather it is intended only to outline certain basic points of understanding around which the legal documentation is to be structured. Further negotiations within the general scope of these terms shall not be precluded by the issuance of this commitment letter or by acceptance by Borrower.

The provisions of this Agreement shall survive the closing of the Loans except as many otherwise be specifically set forth in the loan documents. In the case of a conflict between the terms of the loan documents and this commitment letter, the terms of the loan document shall prevail over the terms of this commitment letter.

This commitment letter cannot be changed or terminated orally. All prior agreements, understandings, representations, warranties and negotiations, if any, whether or not in writing, are hereby merged into this commitment letter.

Bank reserves the right to withdraw this commitment letter at any time prior to receipt by Bank of this letter executed by Borrower and indicating Borrower's acceptance of the terms.

Your acknowledgment of this letter shall constitute acceptance of the foregoing terms and conditions. Unless accepted or terminated, this commitment shall expire on May 31, 1996. If it is accepted, this commitment shall remain effective until June 15, 1996 unless Bank agrees otherwise in writing. Bank shall have no further obligation to fund the Loan described herein, after that date.

Aaron and Paul, we at Metrobank are happy to be able to present this commitment letter to Bonded Motors, Inc. We look forward to the establishment of our relationship and to a long and prosperous relationship. Should you have any questions, please contact us at 310-316-7111.

Sincerely

METROBANK
"Bank"


By:  /S/ WILLIAM PURCELL                        By:  /S/ BROUGHAM J. MORRIS
         William Purcell                                 Brougham J. Morris
       First Vice President                            Regional Vice President

Accepted and Agreed to
on the 31st day of May, 1996

Bonded Motors, Inc.


By:  /S/ AARON LANDON                               By:  /S/ PAUL SULLIVAN
Aaron Landon, President                         Paul Sullivan, Vice President