Form 10KSB/A
period 1996-12-31
BONDED MOTORS INC
filed 1997-03-25
CIK 1006376

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

The aggregate market value, calculated on the basis of the closing price of such stock on the National Association of Securities Dealers Automated Quotation System, of the voting stock held by non-affiliates of the Registrant at March 11, 1997 was approximately $27,026,460.

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

                                               Fiscal 1996
                                              High       Low
Second Quarter                               9 5/8      6 3/8
Third Quarter                                8 3/8      6 1/4
Fourth Quarter                               11 1/8     6 1/2

As of December 31, 1996, there were 3,002,940 shares of Common Stock outstanding held by approximately 250 holders of record.

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