Form 10QSB
period 1997-03-31
BONDED MOTORS INC
filed 1997-04-29
CIK 1006376

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

                    Yes [x]            No [_]

  There were 3,002,940 shares of common stock outstanding at April 29, 1997.

                             BONDED MOTORS, INC.

                                    INDEX

Part I  - Financial Information                                           Page

          Item 1.  Financial Statements

          Balance Sheet as of March 31, 1997                                 3

          Statements of Earnings for the three month periods
            ended March 31, 1997, and 1996                                   4

          Statements of Cash Flows for the three month periods
            ended March 31, 1997 and 1996                                    5

          Notes to Financial Statements                                    6-8

          Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operation                 9-11

Part II  - Other Information

          Item 6. Exhibits and Reports                                      12

          Signature                                                         13

                             BONDED MOTORS, INC.
                                BALANCE SHEET
                                March 31, 1997
                                 (Unaudited)

                                   ASSETS
Current assets:
  Cash                                                             $    22,612
  Trade accounts receivable
  (less allowance for doubtful accounts of $62,027)                  2,718,922
  Inventories:
      Parts                                                          1,145,022
      Work in process                                                  444,193
      Finished goods                                                 4,126,984
                                                                   -----------
                                                                     5,716,199
                                                                   -----------

  Deferred tax assets                                                1,154,090
  Prepaid expenses and other current assets                            285,236
                                                                   -----------
      Total current assets                                           9,897,059
                                                                   -----------
Property and equipment, at cost:
  Machinery and equipment                                            1,540,497
  Furniture and fixtures                                               345,114
                                                                   -----------
                                                                     1,885,611
  Less accumulated depreciation and amortization                     1,164,468
                                                                   -----------
      Net property and equipment                                       721,143
                                                                   -----------
                                                                   $10,618,202
                                                                   ===========


                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                 $ 1,063,108
  Accrued expenses                                                     757,199
  Income taxes payable                                                  10,483
  Current portion of long term debt to bank                          1,200,000
  Notes payable to related parties                                     100,000
                                                                   -----------
                                                                     3,130,790
                                                                   -----------

Shareholders' equity (note D)
  Preferred stock, no par value.  Authorized 1,000,000 shares;
    none issued and outstanding
  Common stock, no par value.  Authorized 10,000,000 shares;
    issued and outstanding 3,002,940 shares                          4,678,419
  Retained earnings                                                  3,008,993
  Notes receivable from exercise of stock options                     (200,000)
                                                                   -----------
      Total shareholders' equity                                     7,487,412
                                                                   -----------
                                                                   $10,618,202
                                                                   ===========

               See accompanying notes to financial statements

                                  BONDED MOTORS, INC
                                STATEMENTS OF EARNINGS
                                      (Unaudited)

                                                               For the Three Months Ended
                                                                        March 31
                                                               --------------------------
                                                                      1997       1996
                                                                      ----       ----

Net sales                                                         $5,075,773  $4,205,375
Cost of sales                                                      3,689,416   3,297,046
                                                                  ----------  ----------
  Gross profit                                                     1,386,357     908,329

Selling, general and administrative expenses                         864,587     599,433
                                                                  ----------  ----------
  Earnings from operations                                           521,770     308,896

Other (expenses) income:
  Interest (expense) income, net                                      (8,216)    (34,850)
                                                                  ----------  ----------
Earnings before income taxes                                         513,554     274,046

Income tax (expense)                                                 (85,034)    (90,789)
                                                                  ----------  ----------
  Net earnings                                                    $  428,520  $  183,257
                                                                  ==========  ==========

Earnings per common and common equivalent shares                  $     0.14  $     0.09
                                                                  ==========  ==========

Weighted average common and common equivalent shares outstanding   3,094,074   2,000,000
                                                                  ==========  ==========


                     See accompanying notes to financial statements

                             BONDED MOTORS, INC.
        STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31
                                 (Unaudited)

                                                              1997     1996
                                                              ----     ----
Cash flows from operating activities:
  Net earnings                                          $  428,520  $  183,257
                                                        ----------  ----------
  Adjustments to reconcile net earnings to net cash
    provided (used) by operating activities:
      Depreciation and amortization                         32,828      12,312
      (Increase) decrease in assets:
          Accounts receivable                             (817,302)   (634,983)
          Inventories                                     (744,136)   (280,869)
          Deferred tax assets                              (90,702)    (32,305)
          Prepaid expenses                                (119,467)   (393,696)
      Increase (decrease) in liabilities:
          Accounts payable                                (125,868)    768,006
          accrued expenses                                  58,720      46,017
          Income taxes payable                             175,736    (226,906)
                                                        ----------  ----------
       Total adjustments                                (1,630,191)   (742,424)
                                                        ----------  ----------
       Net cash provided (used) by operating activities (1,201,671)   (559,167)
                                                        ----------  ----------

Cash flows from investing activities:
  Purchases of equipment                                   (49,215)   (104,421)
                                                        ----------  ----------
       Net cash used by investing activities               (49,215)   (104,421)
                                                        ----------  ----------


Cash flows from financing activities:
  Borrowing from  bank                                   1,200,000   1,105,768
  Repayment of borrowings from bank                           -       (452,884)
  Repayment of notes payable to related parties               -       (917,771)
  Proceeds from long term bank loan                           -        920,000
                                                        ----------  ----------
       Net cash provided (used) by financing activities  1,200,000     655,113
                                                        ----------  ----------
       Net increase (decrease) in cash                     (50,886)     (8,475)

Cash at beginning of period                                 73,498     113,737
                                                        ----------  ----------
Cash at end of period                                   $   22,612  $  105,262
                                                        ==========  ==========

               See accompanying notes to financial statements.

                            BONDED  MOTORS, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)

(NOTE A)  The Company and its Significant Accounting Policies:
---------------------------------------------------------------

Bonded Motors (the Company), remanufactures automobile engines primarily for domestic and Japanese imported cars and light trucks in the United States for resale to automotive retailers, end users and installers.


Basis of Presentation
---------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring journals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.


Revenue Recognition and Core Accounting
---------------------------------------

Revenue is recognized upon shipment of product, net of a provision for core returns. The Company's customers are encouraged to return their old, rebuildable core as a credit against the identical engine purchased. The Company identifies the returned core to the original customer invoice and issues a credit memo equal to the core charge reflected on the original invoice. These core returns, recorded as a reduction in net sales, were $1,145,778 and $1,469,390 during the three months ended March 31, 1996 and 1997 respectively.

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

(NOTE B)  Long-Term Debt:
--------------------------

During May 1996, the Company entered into a credit agreement (Agreement) providing for a revolving line of credit for borrowings up to $3,000,000 through April 30, 1998. Borrowings under the agreement bear interest at the lower of prime plus .25% or at LIBOR rate plus 2.0%.

The Agreement also provides for a five-year term loan facility of up to $1,500,000. Borrowings under the term loan bear interest at the lower of prime plus .375% or at Cost of Funds plus 2.0%.

Borrowings under both the line of credit and the term loan are secured by the Company's assets. The Agreement includes various financial covenants, the more significant of which are tangible net worth, debt coverage ratio, senior debt to tangible net worth and current ratio. The Company was in compliance with all such covenants as of March 31, 1997.

On March 31,1997, the Company had borrowed $1,200,000 under the revolving credit facility.

On January 1, 1997, the Company entered into a credit agreement (Agreement) providing an acquisition facility for borrowings up to $10,000,000 through January 1, 1999. This facility is to be used only in the event the Company enters into an acquisition in the automotive industry. Borrowings under the credit agreement bear interest at prime or Cost of Funds plus 2.25% and are secured by the assets of the Company and of the acquired company. The credit agreement includes various financial covenants, the more significant of which include tangible net worth, debt coverage ratio, senior debt to tangible net worth and current ratio. At March 31, 1997, no amounts had been drawn down or were outstanding under this facility, and the Company has not entered into any acquisition agreement.

(NOTE C)  Income Taxes:
----------------------

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

(NOTE D)  Stockholders' Equity and Stock Options:
------------------------------------------------

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

During March 1994, the Company granted, at estimated fair market value, stock options to two of its officers for the purchase of an ownership interest in the Company aggregating 10%. These stock options were exercised during December 1995 for an aggregate amount of $200,000. The payments for shares issued pursuant to these stock options were made through the issuance of promissory notes from these officers. The notes are secured by the underlying shares and certain real property, bear interest at 8% and are due on or before December7, 2002.

The Company adopted a stock option plan in January 1996 which provides for the issuance of options to employees, officers and directors of the Company to purchase up to an aggregate of 400,000 shares of common stock. During, 1996, the Company issued 250,000 options at option prices ranging between $5.50 to $6.50, the fair value at date of grant, with vesting periods of between one and three years and exercise dates of between one and five years from the date of issuance of the option. None of these options were exercised as of March 31, 1997. In February 1997, the Company granted a stock option for 30,000 shares at a price of $8.75, the fair market value as of the date of the grant, to one of its officers.

The Company also adopted a directors' plan in January 1996 which provides for the issuance of options to outside directors of the Company to purchase up to an aggregate of 50,000 shares of common stock. During 1996, the Company granted a stock option for 15,000 shares at a price of $6.50, the fair market value as of the date of the grant, to outside directors. None of these options were excercised as of March 31, 1997.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

RESULTS OF OPERATIONS:

Net sales for the three months ended March 31, 1997 increased $870,398 or 20.7% over the three months ended March 31, 1996. For such three month periods the increase was from $4,205,375 to $5,075,773. These increases are primarily attributable to increased demand for the Company's engines from its traditional customer base. In addition, the Company opened its distribution center in Denver, Colorado in January, 1997 (its Auburn, Washington distribution center was opened in December, 1994 , its Atlanta, Georgia distribution center was opened in March, 1996, its Cincinatti, Ohio distribution center was opened in August, 1996, and its Harrisburg, Pennslyvania distribution center was opened in November, 1996).

Cost of goods sold for the three months ended March 31, 1997 increased $392,370 or 11.9% over the comparable year earlier period. For such three month periods the increase was from $3,297,046 to $3,689,416. These increases are attributable to additional costs during the recent periods in connection with increased production. Cost of goods sold as a percentage of net sales decreased to 72.7% in the recent three month periods from 78.4% a year earlier. The decrease in costs for the three month periods was due primarily to more efficient materials handling and to a greater absorption of direct labor and related overhead expenses as a result of increased production.

Selling, general and administrative expenses for the three months ended
March 31, 1997 increased $265,154 or 44.2% over the comparable periods a year earlier. These changes are primarily attributable to the addition of new sales personnel, and to increased administrative expense in the three month periods.

Earnings from operations for the three months ended March 31, 1997 increased $212,874 or 68.9% over the comparable periods a year earlier.

Interest expense for the three months ended March 31, 1997 decreased $26,634 or 76.4% over the comparable periods a year earlier. The decrease was primarily attributable to debt reduction as a result of proceeds generated from the Company's initial public stock offering in April, 1996. Details of the offering may be found in the Company's Prospectus dated April 2, 1996.

Pre-tax income for the three months ended March 31, 1997 increased $239,508 or 87.4% for the three month periods from the year earlier. After tax earnings increased $245,263 or 133.8% for the three month periods from a year earlier, due to the items mentioned above.
                                     -9-

LIQUIDITY AND CAPITAL RESOURCES:

The Company's operations have been financed principally by borrowings under a bank credit facility, proceeds from its initial public offering, and cash flows from operations. At March 31, 1997, the Company's working capital was $6,766,269.

Net cash used by operating activities during the three months ended March 31, 1997 of $1,201,671 was primarily to finance an increase in accounts receivable and inventory, due to increased sales and due to the opening of one additional distribution center during the period.

Net cash used by investing activities for the three month periods ended March 31, 1997 of $49,215 was primarily for the purchase of new equipment.

Net cash provided by financing activities for the three month periods ended March 31, 1997 of $1,200,000 related primarily to the Company's recent initial public offering, less bank debt repayment. In the second quarter of 1996 the Company obtained a new credit facility from its bank providing for a revolving line of credit through April 30, 1998 for borrowings of up to $3,000,000. Interest under the line of credit is due monthly at prime plus .25% (or at LIBOR rate plus 2.00%, at the option of the Company). The credit facility also provides for a five year term loan of up to $1,500,000 with principal payments and interest Cost of Funds plus 2% fixed. The credit facility is secured by a lien on substantially all of the assets of the Company. At March 31, 1997, the Company had borrowed $1,200,000 under the revolving credit facility.

On January 1, 1997, the Company entered into a credit agreement (Agreement) providing an acquisition facility for borrowings up to $10,000,000 through January 1, 1999. This facility is to be used only in the event the Company enters into an acquisition in the automotive industry. Borrowings under the credit agreement bear interest at prime or Cost of Funds plus 2.25% and are secured by the assets of the Company and of the acquired company. The credit agreement includes various financial covenants, the more significant of which include tangible net worth, debt coverage ratio, senior debt to tangible net worth and current ratio. At March 31, 1997, no amounts had been drawn down or were outstanding under this facility, and the Company has not entered into any acquisition agreement.

The Company's accounts receivable as of March 31, 1997 was $2,718,922. This represents an increase of $817,303 or 43.0% over accounts receivable on December 31, 1996, and is due to increased sales.

The Company's inventory as of March 31, 1997 was $5,716,199 which represents an increase of $744,135 or 15.0% over inventory as of December 31, 1996. The increase is primary attributable to the Company's opening of one new distribution center in January, 1997. In addition, the Company maintains s large inventory at its Los Angeles facility to support the new distribution centers, and in anticipation of increased demand for the Company's products in 1997.

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


                                       Bonded Motors, Inc.




Dated: April 29, 1997                  By: /S/PAUL SULLIVAN
                                           ----------------------------
                                           Paul Sullivan
                                           Chief Financial Officer