Form 10QSB
period 1997-06-30
BONDED MOTORS INC
filed 1997-08-04
CIK 1006376

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

                    Yes [x]            No [_]

  There were 3,032,940 shares of common stock outstanding at August 4, 1997.

                             BONDED MOTORS, INC.

                                    INDEX

Part I  - Financial Information                                           Page

          Item 1. Financial Statements

          Balance Sheet as of June 30, 1997                                 3

          Statements of Earnings for the three and six month periods
            ended June 30, 1997, and 1996                                   4

          Statements of Cash Flows for the six month periods
            ended June 30, 1997, and 1996                                   5

          Notes to Financial Statements                                    6-8

          Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operation                 9-11

Part II  - Other Information

          Item 4. Submission of Matters to a Vote of Security Holders       12

          Item 6. Exhibits and Reports                                      12

          Signature                                                         13

                             BONDED MOTORS, INC.
                                BALANCE SHEET
                                June 30, 1997
                                 (Unaudited)

                                   ASSETS
Current assets:
  Cash                                                             $   177,078
  Trade accounts receivable
  (less allowance for doubtful accounts of $68,236)                  3,849,068
  Inventories:
      Parts                                                            981,487
      Work in process                                                  378,905
      Finished goods                                                 3,759,739
                                                                   -----------
                                                                     5,120,131
                                                                   -----------

  Deferred tax assets                                                  410,000
  Prepaid expenses and other current assets                            288,814
  Prepaid income tax                                                   145,199
                                                                   -----------
      Total current assets                                           9,990,290
                                                                   -----------
Property and equipment, at cost:
  Machinery and equipment                                            1,669,669
  Furniture and fixtures                                               365,455
                                                                   -----------
                                                                     2,035,124
  Less accumulated depreciation and amortization                     1,203,752
                                                                   -----------
      Net property and equipment                                       831,372
                                                                   -----------

Deferred tax assets                                                    860,403
Other assets                                                             6,091
                                                                   -----------
                                                                   $11,688,156
                                                                   ===========


                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                 $ 1,218,539
  Accrued expenses                                                     378,342
  Accrued warranty obligations                                         380,000
  Debt to bank                                                       1,692,451
  Notes payable to related parties                                     100,000
                                                                   -----------
                                                                     3,769,332
                                                                   -----------

Shareholders' equity (note D)
  Preferred stock, no par value.  Authorized 1,000,000 shares;
    none issued and outstanding                                           -
  Common stock, no par value.  Authorized 10,000,000 shares;
    issued and outstanding 3,032,940 shares                          4,843,419
  Retained earnings                                                  3,275,405
  Notes receivable from exercise of stock options                     (200,000)
                                                                   -----------
      Total shareholders' equity                                     7,918,824
                                                                   -----------
                                                                   $11,688,156
                                                                   ===========

               See accompanying notes to financial statements

                                         BONDED MOTORS, INC.
                                       STATEMENTS OF EARNINGS
                                             (Unaudited)

                                              For the Three Months Ended   For the Six Months Ended
                                                          June 30                    June 30
                                                     1997          1996         1997          1996
                                                 -------------------------   -------------------------
Net sales                                        $ 6,272,321   $ 5,027,299   $11,348,094   $ 9,232,674
Cost of sales                                      5,078,212     3,861,618     8,767,628     7,158,664
                                                 -----------   -----------   -----------   -----------
  Gross profit                                     1,194,109     1,165,681     2,580,466     2,074,010
Selling, general and administrative expenses         889,785       655,341     1,754,372     1,254,774
                                                 -----------   -----------   -----------   -----------
  Earnings from operations                           304,324       510,340       826,094       819,236

Other (expenses) income:
  Interest (expense) income, net                     (30,159)       (6,301)      (38,375)      (41,151)
                                                 -----------   -----------   -----------   -----------
    Earnings before income taxes                     274,165       504,039       787,719       778,085

Income tax (expense)                                   8,695       (86,104)      (76,339)     (176,893)
                                                 -----------   -----------   -----------   -----------
    Net Earnings                                 $   282,860   $   417,935   $   711,380   $   601,192
                                                 ===========   ===========   ===========   ===========

Earnings per common and common equivalent shares $      0.09   $      0.14   $      0.23   $      0.24
                                                 ===========   ===========   ===========   ===========
Weighted average common and common equivalent
  shares outstanding                               3,124,000     3,044,000     3,117,000     2,522,000
                                                 ===========   ===========   ===========   ===========

                             See accompanying notes to financial statements

                             BONDED MOTORS, INC.
        STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30
                                 (Unaudited)

                                                              1997     1996
                                                              ----     ----
Cash flows from operating activities:
  Net earnings                                          $  711,380  $  601,193
                                                        ----------  ----------
  Adjustments to reconcile net earnings to net cash
    provided (used) by operating activities:
      Depreciation and amortization                         72,112      26,951
      (Increase) decrease in assets:
          Accounts receivable                           (1,947,449) (1,189,396)
          Inventories                                     (148,067) (1,049,599)
          Deferred tax assets                             (328,766)   (106,511)
          Prepaid expenses and other assets               (145,583)     56,208
          Prepaid income taxes                             141,805        -
      Increase (decrease) in liabilities:
          Accounts payable                                     535     327,655
          Accrued expenses                                  58,890      83,572
          Accrued warranty obligations                      30,000        -
          Income taxes payable                                -       (266,596)
                                                        ----------  ----------
       Total adjustments                                (2,266,523) (2,117,716)
                                                        ----------  ----------
       Net cash provided (used) by operating activities (1,555,143) (1,516,523)
                                                        ----------  ----------

Cash flows from investing activities:
  Purchases of equipment                                  (198,728)   (321,448)
                                                        ----------  ----------
       Net cash used by investing activities              (198,728)   (321,448)
                                                        ----------  ----------


Cash flows from financing activities:
  Issuance of common stock                                 165,000   4,436,151
  Borrowing from bank                                    1,692,451   2,012,028
  Repayment of borrowings from bank                           -     (1,288,028)
  Repayment of notes payable to related parties               -       (917,771)
                                                        ----------  ----------
       Net cash provided (used) by financing activities  1,857,451   4,242,380
                                                        ----------  ----------
       Net increase (decrease) in cash                     103,580   2,404,409

Cash at beginning of period                                 73,498     113,737
                                                        ----------  ----------
Cash at end of period                                   $  177,078  $2,518,146
                                                        ==========  ==========

               See accompanying notes to financial statements.

                            BONDED  MOTORS,  INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)


(NOTE A)  The Company and its Significant Accounting Policies:
--------------------------------------------------------------

Bonded Motors (the Company), remanufactures automobile engines primarily for domestic and Japanese imported cars and light trucks in the United States for resale to automotive retailers, end users and installers.

Basis of Presentation
---------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring journals) considered necessary for a fair presentation have been included. Operating results for the six and three month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

Revenue Recognition and Core Accounting
---------------------------------------

Revenue is recognized upon shipment of product, net of a provision for core returns. The Company's customers are encouraged to return their old, rebuildable core as a credit against the identical engine purchased. The Company identifies the returned core to the original customer invoice and issues a credit memo equal to the core charge reflected on the original invoice. These core returns, recorded as a reduction in net sales, were $2,503,985 and $3,160,226 during the six months ended June 30, 1996 and 1997 respectively, and $1,358,207 and $1,690,836 during the three months ended June 30, 1996 and 1997 respectively.

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

(NOTE B)  Long-Term Debt:
-------------------------

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

Borrowings under both the line of credit and the term loan are secured by the Company's assets. The Agreement includes various financial covenants, the more significant of which are tangible net worth, debt coverage ratio, senior debt to tangible net worth and current ratio. The Company was in compliance with all such covenants as of June 30, 1997.

On June 30, 1997, the Company had borrowed $1,692,451 under the revolving credit facility.

On January 1, 1997, the Company entered into a credit agreement (Agreement) providing an acquisition facility for borrowings up to $10,000,000 through January 1, 1999. This facility is to be used only in the event the Company enters into an acquisition in the automotive industry. Borrowings under the credit agreement bear interest at prime or Cost of Funds plus 2.25% and are secured by the assets of the Company and of the acquired company. The credit agreement includes various financial covenants, the more significant of which include tangible net worth, debt coverage ratio, senior debt to tangible net worth and current ratio. At June 30, 1997, no amounts had been drawn down or were outstanding under this facility, and the Company had not entered into any acquisition agreement.

On July 2, 1997, the Company signed a letter of intent to purchase substantially all of the assets of Wheeler's Manufacturing Company of Macon, Georgia. Wheeler's Manufacturing is an automotive engine and crankshaft kit remanufacturer that has been in business since 1946.

(NOTE C)  Income Taxes:
-----------------------

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

(NOTE D)  Stockholders' Equity and Stock Options:
-------------------------------------------------

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

The Company adopted a stock option plan in January 1996 which provides for the issuance of options to employees, officers and directors of the Company to purchase up to an aggregate of 400,000 shares of common stock. During 1996, the Company issued 250,000 options at option prices ranging between $5.50 to $6.50, the fair value at date of grant, with vesting periods of between one and three years and exercise dates of between one and five years from the date of issuance of the option. In February 1997, the Company granted a stock option for 30,000 shares at an exercise price of $8.75, the fair market value as of the date of the grant, to one of its officers. On March 31, 1997, the Company canceled 5,000 options. During June 1997, the Company granted 55,000 options at an exercise price of $10.00, the fair market value as of the date of the grant, with vesting periods of three years and exercise dates of five years from the date of issuance of the option. Thirty thousand options were exercised during May 1997 for an aggregate amount of $165,000.

The Company also adopted a directors' plan in January 1996 which provides for the issuance of options to outside directors of the Company to purchase up to an aggregate of 50,000 shares of common stock. During 1996, the Company granted stock options for a total of 20,000 shares at an exercise price of $6.50, the fair market value as of the date of the grant, to outside directors. On July 24, 1996, the Company canceled 10,000 options. On April 21, 1997, the Company granted stock options for a total of 4,500 shares at an exercise price of $7.375 each, the fair market value as of the date of the grant, to outside directors. None of these options were exercised as of June 30, 1997.

                       PART I - FINANCIAL INFORMATION

Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

RESULTS OF OPERATIONS:

Net sales for the six months and three months ended June 30, 1997 increased $2,115,420 or 22.9% and $1,245,022 or 24.8%, respectively, over the comparable periods a year earlier. For such six month periods the increase was from $9,232,674 to $11,348,094 and for such three month periods the increase was from $5,027,299 to $6,272,321. These increases are primarily attributable to increased demand for the Company's engines from its traditional customer base. In addition, the Company opened its distribution center in Denver, Colorado in January, 1997 (its Auburn, Washington distribution center was opened in December, 1994 , its Atlanta, Georgia distribution center was opened in March, 1996, its Cincinnatti, Ohio distribution center was opened in August, 1996, and its Harrisburg, Pennsylvania distribution center was opened in November, 1996).

Cost of goods sold for the six and three months ended June 30, 1997 increased $1,608,964 or 22.5% and 1,216,594 or 31.5%, respectively, over the comparable periods a year earlier. For such six month periods the increase was from $7,158,664 to $8,767,628 and for such three month periods the increase was from $3,861,618 to $5,078,212. These increases are attributable to additional costs during the recent periods in connection with increased production. Cost of goods sold as a percentage of net sales decreased over the six month periods from 77.5% to 77.3% and increased over the three month periods from 76.8% to 81.0%. The Company believes that this increase in cost of goods sold is primarily attributable to the labor and overhead costs associated with the expansion of the Company's production capacity, as well as unit sales price reduction due to a change in product mix.

Selling, general and administrative expenses for the six and three months ended June 30, 1997 increased $499,598 or 39.8% and $234,444 or 35.8% respectively over the comparable periods a year earlier. Selling, general and administrative expenses as a percentage of sales increased from 13.6% to 15.5% for the comparable six month periods and increased from 13.0% to 14.2% for the comparable three month periods. These changes are primarily attributable to the addition of new sales personnel, and to increased administrative expense in the six month periods.

Earnings from operations for the six and three months ended June 30, 1997 increased $6,858 or 0.8% and decreased $206,016 or 40.4% respectively over the comparable periods a year earlier.

Interest expense for the six and three months ended June 30, 1997 decreased $2,776 or 6.7% and increased $23,858 or 378.6% respectively over the comparable periods a year earlier. The increase was primarily attributable to borrowings for the three month ended June 30, 1997 due to a build up of inventory and accounts receivable, which are attributable to sales increases. The lower interest expense for the three month ended June 30, 1996 was primarily attributable to debt reduction as a result of proceeds generated from the Company's initial public stock offering in April, 1996. Details of the offering may be found in the Company's Prospectus dated April 2, 1996.

Pre-tax income for the six and three months ended June 30, 1997 increased $9,634 or 1.2% for the six month periods and decreased $229,874 or 45.6% for the three month periods from the year earlier. After tax earnings increased $110,188 or 18.3% for six month periods and decreased $135,075 or 32.3% for the three month periods from a year earlier, due to the items mentioned above.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's operations have been financed principally by borrowings under a bank credit facility, proceeds from its initial public offering, and cash flows from operations. At June 30, 1997, the Company's working capital was $6,220,958.

Net cash used by operating activities during the six months ended June 30, 1997 of $1,555,143 was primarily to finance an increase in accounts receivable and inventory, due to increased sales and due to the opening of one additional distribution center during the period.

Net cash used by investing activities for the six month periods ended June 30, 1997 of $198,728 was primarily for the purchase of new equipment.

Net cash provided by financing activities for the six month periods ended
June 30, 1997 of $1,857,451 was primarily for the issuance of common stocks and recent borrowings from the bank. In the second quarter of 1996 the Company obtained a new credit facility from its bank providing for a revolving line of credit through April 30, 1998 for borrowings of up to $3,000,000. Interest under the line of credit is due monthly at prime plus .25% (or at LIBOR rate plus 2.00%, at the option of the Company). The credit facility also provides for a five year term loan of up to $1,500,000 with principal payments and interest Cost of Funds plus 2% fixed. The credit facility is secured by a lien on substantially all of the assets of the Company. At June 30, 1997, the Company had borrowed $1,692,451 under the revolving credit facility.

On January 1, 1997, the Company entered into a credit agreement (Agreement) providing an acquisition facility for borrowings up to $10,000,000 through January 1, 1999. This facility is to be used only in the event the Company enters into an acquisition in the automotive industry. Borrowings under the credit agreement bear interest at prime or Cost of Funds plus 2.25% and are secured by the assets of the Company and of the acquired company. The credit agreement includes various financial covenants, the more significant of which include tangible net worth, debt coverage ratio, senior debt to tangible net worth and current ratio. At June 30, 1997, no amounts had been drawn down or were outstanding under this facility, and the Company had not entered into any acquisition agreement. On July 2, 1997, the Company signed a letter of intent to purchase substantially all of the assets of Wheeler's Manufacturing Company of Macon, Georgia. Wheeler's Manufacturing is an automotive engine and crankshaft kit remanufacturer that has been in business since 1946.

The Company's accounts receivable as of June 30, 1997 was $3,849,068. This represents an increase of $1,947,449 or 102.4% over accounts receivable on December 31, 1996, and is due to increased sales.

The Company's inventory as of June 30, 1997 was $5,120,131 which represents an increase of $148,067 or 3.0% over inventory as of December 31, 1996. The increase is primary attributable to the Company's opening of one new distribution center in January, 1997. In addition, the Company maintains a large inventory at its Los Angeles facility to support the new distribution centers, and in anticipation of increased demand for the Company's products in 1997.

The Company believes that internally generated funds, the available borrowings under its existing credit facilities and the proceeds from its initial public offering will provide sufficient liquidity and enable it to meet its current and foreseeable working capital requirements.

                         PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

  (a)  The Company's annual meeting of stockholders was held on April 21, 1997.

  (b)  The directors elected at the meeting were:

                                              For         Against     Withheld

             Aaron Landon                  2,781,452         -           10
             Paul Sullivan                 2,781,452         -           10
             Buddy Mercer                  2,781,452         -           10
             Edward T. Bradford            2,781,152         -          310
             Richard Funk                  2,781,152         -          310
             Cornelius P. McCarthy III     2,781,152         -          310

  (c) Other matters voted upon at the meeting and the results of those voted were as follows:


                                              For          Against    Withheld

      Ratification of Appointment of       2,780,042         910        510
      Independent Auditors


The foregoing matters are described in detail in the Company's proxy statement dated March 21, 1997 for the 1997 Annual Meeting of Stockholders.


Item 6. Exhibits and Reports on Form 8-K

  (a)  Exhibits:
       None


  (b)  Reports on Form 8-K
       None

                                 SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrants caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.


                                          Bonded Motors, Inc.



Dated: August 4, 1997                     By:/S/PAUL SULLIVAN
                                             -----------------------
                                             Paul Sullivan
                                             Chief Financial Officer