Form 10QSB
period 1997-09-30
BONDED MOTORS INC
filed 1997-10-29
CIK 1006376

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                    Yes [x]            No [_]

  There were 3,032,940 shares of common stock outstanding at October 29, 1997.

                             BONDED MOTORS, INC.

                                    INDEX

Part I  - Financial Information                                           Page

          Item 1. Financial Statements

          Balance Sheet as of September 30, 1997                            3

          Statements of Earnings for the three and nine month periods
            ended September 30, 1997, and 1996                              4

          Statements of Cash Flows for the nine month periods
            ended September 30, 1997, and 1996                              5

          Notes to Financial Statements                                    6-9

          Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operation                 10-12

Part II  - Other Information

          Item 6. Exhibits and Reports                                      13

          Signature                                                         14

                             BONDED MOTORS, INC.
                                BALANCE SHEET
                              September 30, 1997
                                 (Unaudited)

                                   ASSETS
Current assets:
  Cash                                                             $   306,815
  Trade accounts receivable
  (less allowance for doubtful accounts of $75,812)                  4,032,402
  Inventories:
      Parts                                                          1,123,555
      Work in process                                                  438,827
      Finished goods                                                 4,650,541
                                                                   -----------
                                                                     6,212,923
                                                                   -----------

  Deferred tax assets                                                  458,000
  Prepaid expenses and other current assets                            207,589
  Prepaid income tax                                                   142,268
                                                                   -----------
      Total current assets                                          11,359,997
                                                                   -----------
Property and equipment, at cost:
  Machinery and equipment                                            2,422,785
  Furniture and fixtures                                               420,448
                                                                   -----------
                                                                     2,843,233
  Less accumulated depreciation and amortization                     1,262,923
                                                                   -----------
      Net property and equipment                                     1,580,310
                                                                   -----------

Deferred tax assets                                                  1,029,061
Other assets
  Goodwill, net of accumulated amortization of 2,648                   209,230
  Other                                                                  6,091
                                                                   -----------
                                                                   $14,184,689
                                                                   ===========


                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                 $ 1,934,365
  Accrued expenses                                                     471,321
  Accrued warranty obligations                                         395,000
  Debt to bank                                                       2,200,000
  Current maturities of notes payable to bank                          385,128
  Current maturities of notes payable to related parties               100,000
                                                                   -----------
                                                                     5,485,814
                                                                   -----------

Notes payable to bank                                                  567,677

Shareholders' equity (note D)
  Preferred stock, no par value.  Authorized 1,000,000 shares;
    none issued and outstanding
  Common stock, no par value.  Authorized 10,000,000 shares;
    issued and outstanding 3,032,940 shares                          4,843,419
  Retained earnings                                                  3,487,779
  Notes receivable from exercise of stock options                     (200,000)
                                                                   -----------
      Total shareholders' equity                                     8,131,198
                                                                   -----------
                                                                   $14,184,689
                                                                   ===========

               See accompanying notes to financial statements

                                         BONDED MOTORS, INC.
                                       STATEMENTS OF EARNINGS
                                             (Unaudited)

                                              For the Three Months Ended   For the nine Months Ended
                                                       September 30                September 30
                                                     1997          1996         1997          1996
                                                 -------------------------   -------------------------
Net sales                                        $ 6,576,528   $ 4,993,029   $17,924,622   $14,225,703
Cost of sales                                      5,504,917     3,537,884    14,272,545    10,696,548
                                                 -----------   -----------   -----------   -----------
  Gross profit                                     1,071,611     1,455,145     3,652,077     3,529,155
Selling, general and administrative expenses       1,011,545       677,231     2,765,917     1,932,005
                                                 -----------   -----------   -----------   -----------
  Earnings from operations                            60,066       777,914       886,160     1,597,150

Other (expenses) income:
  Interest (expense) income, net                     (45,722)       30,488       (84,097)      (10,662)
                                                 -----------   -----------   -----------   -----------
    Earnings before income taxes                      14,344       808,402       802,063     1,586,488

Income tax (expense)                                 198,029      (189,507)      121,690      (366,400)
                                                 -----------   -----------   -----------   -----------
    Net Earnings                                 $   212,373   $   618,895   $   923,753   $ 1,220,088
                                                 ===========   ===========   ===========   ===========

Earnings per common and common equivalent shares $      0.07   $      0.20   $      0.30   $      0.45
                                                 ===========   ===========   ===========   ===========
Weighted average common and common equivalent
  shares outstanding                               3,117,000     3,044,000     3,113,000     2,696,000
                                                 ===========   ===========   ===========   ===========

                             See accompanying notes to financial statements

                             BONDED MOTORS, INC.
       STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                 (Unaudited)

                                                              1997     1996
                                                              ----     ----
Cash flows from operating activities:
  Net earnings                                          $  923,753  $1,220,088
                                                        ----------  ----------
  Adjustments to reconcile net earnings to net cash
    provided (used) by operating activities:
      Depreciation and amortization                        133,931      49,021
      (Increase) decrease in assets:
          Accounts receivable                           (2,130,783)   (792,927)
          Inventories                                   (1,103,183) (2,390,651)
          Deferred tax assets                             (545,424)   (206,659)
          Prepaid expenses                                 (64,356)     72,945
          Prepaid income taxes                             144,736        -
      Increase (decrease) in liabilities:
          Accounts payable                                 716,361    (101,927)
          Accrued expenses                                 151,870     135,942
          Accrued warranty obligations                      45,000        -
          Income taxes payable                                -       (129,588)
                                                        ----------  ----------
       Total adjustments                                (2,651,848) (3,363,844)
                                                        ----------  ----------
       Net cash provided (used) by operating activities (1,728,095) (2,143,756)
                                                        ----------  ----------

Cash flows from investing activities:
  Purchases of equipment                                  (689,075)   (541,612)
  Net acquisition cost                                    (667,318)       -
                                                        ----------  ----------
       Net cash used by investing activities            (1,356,393)   (541,612)
                                                        ----------  ----------


Cash flows from financing activities:
  Issuance of common stock                                 165,000   4,436,151
  Borrowing from bank                                    3,152,805        -
  Repayment of borrowings from bank                           -       (250,000)
  Repayment of notes payable to related parties               -       (917,771)
                                                        ----------  ----------
       Net cash provided (used) by financing activities  3,317,805   3,268,380
                                                        ----------  ----------
       Net increase (decrease) in cash                     233,317     583,012

Cash at beginning of period                                 73,498     113,737
                                                        ----------  ----------
Cash at end of period                                   $  306,815  $  696,749
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

Basis of Presentation
---------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring journals) considered necessary for a fair presentation have been included. Operating results for the nine and three month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

Acquisition and Goodwill
------------------------

The financial statements include the net assets of an automotive engine remanufacturing firm (Wheeler Manufacturing of Macon, Georgia) purchased at their fair market value on the acquisition date in August, 1997. This purchase included manufacturing machinery and equipment, plant equipment, office furniture, fixtures and equipment, automotive parts inventory and supplies, and other items customarily used in the operation of a business. The excess of acquisition costs over the fair value of net assets acquired is included in and has been allocated to goodwill. Goodwill is amortized on a straight-line basis over a ten year period. The fair value of the assets acquired were as follows:

               Inventories                       $137,676
               Plant Machinery & Equipment       $317,762
               Goodwill                          $211,880
                                                 --------
               Total Purchase Cost               $667,318
                                                 ========

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

At September 30, 1997, the Company had borrowed $ 527,991 under the revolving credit facility.

Revenue Recognition and Core Accounting
---------------------------------------

Revenue is recognized upon shipment of product, net of a provision for core returns. The Company's customers are encouraged to return their old, rebuildable core as a credit against the identical engine purchased. The Company identifies the returned core to the original customer invoice and issues a credit memo equal to the core charge reflected on the original invoice. These core returns, recorded as a reduction in net sales, were $3,802,340 and $4,975,943 during the nine months ended September 30, 1996 and 1997 respectively, and $1,298,354 and $1,815,717 during the three months ended September 30, 1996 and 1997 respectively.

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

(NOTE B) Long-Term Debt:
------------------------

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

Borrowings under both the line of credit and the term loan are secured by the Company's assets. The Agreement includes various financial covenants, the more significant of which are tangible net worth, debt coverage ratio, senior debt to tangible net worth and current ratio. The Company was in compliance with all such covenants as of September 30, 1997.

On September 30, 1997, the Company had borrowed $2,200,000 under the revolving line of credit and $ 424,814 under the revolving facility loan.

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

The Company also adopted a directors' plan in January 1996 which provides for the issuance of options to outside directors of the Company to purchase up to an aggregate of 50,000 shares of common stock. During 1996, the Company granted stock options for a total of 20,000 shares at an exercise price of $6.50, the fair market value as of the date of the grant, to outside directors. On July 24, 1996, the Company canceled 10,000 options. On April 21, 1997, the Company granted stock options for a total of 4,500 shares at an exercise price of $7.375 each, the fair market value as of the date of the grant, to outside directors. On September 1, 1997, the Company granted stock options for a total of 1,500 shares at an exercise price of $7.25, the fair market value as of the date of the grant, to one of outside directors. None of these options were exercised as of September 30, 1997.

                       PART I - FINANCIAL INFORMATION

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

RESULTS OF OPERATIONS:

Net sales for the nine months and three months ended September 30, 1997 increased $3,698,919 or 26.0% and $1,583,499 or 31.7%, respectively, over the comparable periods a year earlier. For such nine month periods the increase was from $14,225,703 to $17,924,622 and for such three month periods the increase was from $4,993,029 to $6,576,528. These increases are primarily attributable to increased demand for the Company's engines from its traditional customer base. In addition, the Company opened its distribution center in Denver, Colorado in January, 1997 (its Auburn, Washington distribution center Was opened in December, 1994 , its Atlanta, Georgia distribution center was Opened in March, 1996, its Cincinnati, Ohio distribution center was opened in August, 1996, and its Harrisburg, Pennsylvania distribution center was opened In November, 1996). In August, 1997 the Company purchased substantially all of
the assets of Wheeler Manufacturing of Macon Georgia.   In September, 1997, the
Company closed its Atlanta distribution center and transferred those goods to its new Macon, Georgia manufacturing plant and distribution center.

Cost of goods sold for the nine and three months ended September 30, 1997 increased $3,575,997 or 33.4% and 1,967,033 or 55.6%, respectively, over the comparable periods a year earlier. For such nine month periods the increase was from $10,696,548 to $14,272,545 and for such three month periods the increase was from $3,537,884 to $5,504,917. These increases are attributable to additional costs during the recent periods in connection with increased production. Cost of goods sold as a percentage of net sales increased over the nine month periods from 75.2% to 79.6% and increased over the three month periods from 70.9% to 83.7%. The Company believes that this increase in cost of goods sold is primarily attributable to the labor and overhead costs associated with the expansion of the Company's production capacity, as well as expensed start-up costs associated with the new Macon, Georgia manufacturing facility.

Selling, general and administrative expenses for the nine and three months ended September 30, 1997 increased $833,912 or 43.2% and $334,314 or 49.4%
respectively over the comparable periods a year earlier. Selling, general and administrative expenses as a percentage of sales increased from 13.6% to 15.4% for the comparable nine month periods and increased from 13.6% to 15.4% for the comparable three month periods.

These changes are primarily attributable to the addition of new sales personnel, to increased administrative expense in the nine month periods, and transfer of goods from Atlanta to Macon, Georgia.

Earnings from operations for the nine and three months ended September 30, 1997 decreased $710,990 or 44.5% and $717,848 or 92.3% respectively over the comparable periods a year earlier.

Interest expense for the nine and three months ended September 30, 1997 increased $73,435 or 688.8% and $76,210 or 250.0% respectively over the comparable periods a year earlier. The increase was primarily attributable to borrowings for the nine month ended September 30, 1997 due to a build up of inventory and accounts receivable, which are attributable to sales increases, and also due to the acquisition of Wheeler Manufacturing.

Pre-tax income for the nine and three months ended September 30, 1997 decreased $784,425 or 49.4% for the nine month periods and $794,058 or 98.2% for the three month periods from the year earlier. After tax earnings decreased $296,335 or 24.3% for nine month periods and $406,522 or 65.7% for the three month periods from a year earlier, due to the items mentioned above.

The Company receives State of California tax credits for its hiring practices and because of its location within the Los Angeles Revitalization Zone (LARZ). These credits may be carried forward through the year 2015, and availability to earn these credits is due to expire at December 31, 1997. At present, the Company is earning these tax credits in excess of the Company's California tax liability. The net deferred credits are being reported as a credit against total tax liabilities on the Company's income statement. There is additional legislation being considered by the California legislature to continue availability to earn these credits beyond the current expiration date.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's operations have been financed principally by borrowings under a bank credit facility and cash flows from operations. At September 30, 1997, the Company's working capital was $5,874,183.

Net cash used by operating activities during the nine months ended September 30, 1997 of $1,728,095 was primarily to finance an increase in accounts receivable and inventory, due to increased sales and due to the purchase of the Macon facility during the period.

Net cash used by investing activities for the nine month periods ended September 30, 1997 of $1,356,393 was primarily for the purchase of new equipment for Los Angeles facility and the purchase of inventory, plant machinery and equipment from Wheeler Manufacturing Company.

Net cash provided by financing activities for the nine month periods ended September 30, 1997 of $3,317,805 was primarily for the issuance of common stocks and recent borrowings from the bank. In the second quarter of 1996 the Company obtained a new credit facility from its bank providing for a revolving line of credit through April 30, 1998 for borrowings of up to $3,000,000. Interest under the line of credit is due monthly at prime plus .25% (or at LIBOR rate plus 2.00%, at the option of the Company). The credit facility also provides for a five year term loan of up to $1,500,000 with principal payments and interest Cost of Funds plus 2% fixed. The credit facility is secured by a lien on substantially all of the assets of the Company. At September 30, 1997, the Company had borrowed $ 2,200,000 under the revolving line of credit and $ 424,814 under the revolving facility loan.

On January 1, 1997, the Company entered into a credit agreement (Agreement) providing an acquisition facility for borrowings up to $10,000,000 through January 1, 1999. This facility is to be used only in the event the Company enters into an acquisition in the automotive industry. Borrowings under the credit agreement bear interest at prime or Cost of Funds plus 2.25% and are secured by the assets of the Company and of the acquired company. The credit agreement includes various financial covenants, the more significant of which include tangible net worth, debt coverage ratio, senior debt to tangible net worth and current ratio. On August 6, 1997, the Company signed an agreement to purchase substantially all of the assets of Wheeler Manufacturing Company of Macon, Georgia. Wheeler Manufacturing is an automotive engine and crankshaft kit remanufacturer that has been in business since 1946. At September 30, 1997, the Company had borrowed $ 527,991 under the revolving credit facility.

The Company's accounts receivable as of September 30, 1997 was $4,032,402. This represents an increase of $2,130,783 or 112.1% over accounts receivable on December 31, 1996, and is due to increased sales.

The Company's inventory as of September 30, 1997 was $6,212,923 which represents an increase of $1,240,859 or 25.0% over inventory as of December 31, 1996. The increase is primary attributable to the Company's opening of one new distribution center in January, 1997, and to increasing finished goods inventory at all distribution centers. In addition, the Company maintains a large inventory at its Los Angeles facility in anticipation of increased demand for the Company's products in 1997.

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


                                        Bonded Motors, Inc.




Dated: October 29, 1997                 By:/S/PAUL SULLIVAN
                                           ----------------------
                                           Paul Sullivan
                                           Chief Financial Officer