Form 10KSB
period 1997-12-31
BONDED MOTORS INC
filed 1998-03-24
CIK 1006376

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                Form 10-KSB

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

Issuer's revenues for its most recent fiscal year: $24,076,192.

The aggregate market value, calculated on the basis of the closing price of such stock on the National Association of Securities Dealers Automated Quotation System, of the voting stock held by non-affiliates of the Registrant at March 10, 1998 was approximately $30,780,405.

There were 3,040,040 shares of common stock outstanding at March 10, 1998.

Part III of the Registrant's Proxy Statement relating to its 1998 Annual Meeting of Shareholders is incorporated by reference herein.

                                   PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

    Bonded Motors, Inc. (the "Company") is one of the largest independent engine remanufacturers in the United States serving the automotive aftermarket for end users and installers such as discount automotive parts chains, fleet owners, professional installers and "do-it-yourselfers." The Company remanufacturers and distributes in the United States replacement engines for domestic and Japanese cars, light trucks and specialty vehicles. The Company currently remanufactures an average of approximately 2,000 domestic and 500 Japanese engines per month in its Los Angeles production facility in California and 400 domestic engines per month in its Macon production facility in Georgia. The Company also operates distribution centers in Washington, Ohio, Pennsylvania and Colorado.

    The Company's principal customers are comprised of discount automotive parts chain stores including The Pep Boys - Manny, Moe & Jack, CSK Automotive, (formerly Northern Automotive Corporation), Paccar Automotive, Inc. and Trak Auto Corporation, which sell replacement engines to end users and to installers. During the last several years, the Company has increased its marketing efforts to discount automotive parts chain stores, which the Company believes is the fastest growing segment of the automotive aftermarket industry. Approximately 68% and 71% of the Company's sales were to four discount automotive parts chain stores for fiscal 1997 and fiscal 1996 respectively.
The Company believes it has obtained this business because of its ability to deliver quality remanufactured engines in a timely and cost-effective manner. The Company is generally able to complete the manufacturing process within three days for most of the approximately 1,500 engine types and variations that it remanufactures. The Company has developed a flexible and efficient manufacturing system, stringent quality controls and an innovative employee incentive program which it believes has facilitated its ability to efficiently service its customers.

Industry

    There is a growing trend for consumers to replace automobile engines rather than to purchase new automobiles. Remanufacturing offers consumers a significantly lower cost alternative to newly manufactured replacement engines and also makes available to consumers discontinued automobile engines. According to industry reports there are currently 80 million domestic vehicles in the United States. Such vehicle population is older today than it has been at any time during the past 50 years. As of January 1997, the average age of domestic vehicles was approximately nine years, as compared to eight years in vehicles in 1989. Vehicles 10 years or older account for more than 45% of domestic vehicles now on the road in the United States. The Company believes that there is a relationship between the increase in the average age of vehicles and the growth in the market for remanufactured engines and that demand for the Company's products will continue to grow as the age of vehicles increases.

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

    Cores. In its remanufacturing operations, the Company obtains used engines, commonly known as "cores". The majority of the cores used for remanufacturing by the Company are obtained from the Company's customers as "trade-ins." The trade-ins are generally credited against purchases by the same customers. To a lesser extent, the Company also purchases cores in the open market, as well as other materials and components used in the remanufacturing process. Of the cores acquired by the Company during 1996 and 1997, approximately 60% were obtained from the Company's customers as trade-ins, and approximately 40% were obtained from core vendors.

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

Marketing and Distribution

    Remanufacturing of replacement engines is a significant segment of the automotive aftermarket industry. The Company markets to discount automotive parts chain stores, traditional automotive parts stores and repair facilities, and fleets, which the Company believes constitute the vast majority of rebuilt engine resellers, installers and/or users. A number of the largest chains of discount automotive parts stores in the United States obtain their remanufactured domestic and Japanese engines from the Company, as well as from other engine remanufacturers. These chain stores, The Pep Boys - Manny, Moe & Jack, CSK Automotive, (formerly Northern Automotive Corporation) Paccar Automotive, Inc. and Trak Auto Corporation, are the Company's largest customers. They accounted for approximately 71% of the Company's total sales in 1996 as compared to approximately 68% in 1997. Sales to each of The Pep Boys - Manny, Moe & Jack and CSK Automotive, (formerly Northern Automotive Corporation) individually accounted for greater than 10% of the Company's sales in 1997 and together comprised 60%. Although a majority of the Company's sales are to large chain stores, the Company also does a substantial amount of business with smaller chain stores and the local automotive trade, including various automotive repair facilities, garages, fleets, new car dealerships and service stations.

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

    The Company's marketing activities through 1995 had concentrated on sales to the Southwest and Northwest operations of national and regional discount automotive parts chain stores. During 1996, the Company aggressively expanded its nationwide market with existing customers as well as new chain store customers by opening new distribution centers in Atlanta, Georgia, Cincinnati, Ohio, and Harrisburg, Pennsylvania. In January, 1997, the Company opened its distribution center in Denver, Colorado. In August, 1997, the Company purchased substantially all of the assets of Wheeler Manufacturing of Macon, Georgia. In September, 1997, the Company closed its Atlanta distribution center and transferred those goods to its new Macon, Georgia manufacturing plant and distribution center.

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

The Company markets its products principally through its senior officers, national director of sales and marketing , and commissioned sales personnel and rarely engages in wide-scale advertising or other promotional activities. The Company's products are marketed under the names "BONDED MOTORS".

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

    A key competitive advantage of the Company is its ability to rapidly ship engines. The Company is able to provide such rapid delivery by maintaining a large supply of cores and utilizing a flexible and efficient manufacturing system that accomplishes a very short production cycle time. This process utilizes mobile carts on which engines are moved through the production cycle, allowing special orders to move ahead of less time sensitive production to ensure fast delivery of orders. In addition, by adding four distribution centers, the Company has developed its engine distribution network with the goal of next-day delivery to all 48 contiguous states.

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

    In February 1996, the Company removed a 12,000 gallon underground storage tank ("UST") at its Los Angeles production facility. The UST was used to store gasoline prior to 1993. Analysis of soil samples taken during the removal of the UST confirmed the absence of levels of contamination requiring remediation. Accordingly, no provision for loss has been accrued in the accompanying financial statements. The cost of $20,000 for the removal of the UST and the associated soil sampling was recognized as an expense during the year ended December 31, 1995. The Company operates two wastewater clarifiers at its Los Angeles production facility, and a third clarifier was removed in 1994.
The Company retained an environmental consultant to perform soil sampling in the area of the closed and the two active clarifiers. Based upon the results of such soil sampling the Company believes that costs, if any, to remediate soil in the area of the clarifiers would not be material to the Company's financial position or results of operation. There is no assurance, however, that further testing would not uncover additional contamination which could materially affect the Company's financial position or results of operation.

Employees

    The Company has approximately 336 full time employees, of whom 41 are salaried and 295 are employed on an hourly basis. Of the Company's employees, 19 perform administrative functions and eight are commissioned sales representatives. None of the Company's employees is a party to any collective bargaining agreement. The Company has not experienced any work stoppages and considers its employee relations to be excellent. Many of the Company's employees have enjoyed long terms of employment, several over twenty years, and the average term of key personnel is over 10 years. All of the Company's non-officer employees are eligible to participate in the Company's Yardstick incentive bonus program. See "Business - Incentive Bonus Program."

ITEM 2. DESCRIPTION OF PROPERTIES.

    The Company currently maintains its principal facility in an unincorporated area of Los Angeles County. The facility is approximately 60,000 square feet within four buildings, extensive outside storage areas and three parking lots. The facility accommodates the Company's corporate headquarters and production, warehouse and other functions. The Company has occupied the main building since 1974. It added the second, third and fourth buildings in 1982, 1988, and 1996 respectively. The 25 year lease for the first three buildings, extensive outside storage area and three parking lots provides for a monthly rent of $8,000 and terminates January 31, 2015. The lease provides for an increase of monthly rent on February 1, 2000 and at five-year intervals thereafter based upon the Consumer Price Index. The facility is leased to the Company by The Landon Family Trust. The Company believes that the terms of the lease are at least as favorable to the Company as those which could be otherwise obtained in a transaction between the Company and an unrelated third party. In order to permit increased production at its remanufacturing facility, in October, 1996 the Company leased the fourth building, a 20,000 square foot warehouse, next door. The lease for this facility provides for a monthly rent of $5,000 and terminates on September 30, 1999. The Company also has a three year lease for its Georgia manufacturing facility, a three year lease for its Washington distribution center, a two year lease for its Ohio distribution center, a two year lease for its Pennsylvania distribution center, and a three year lease for its Colorado distribution center.

ITEM 3. LEGAL PROCEEDINGS.

    There are no pending material legal proceedings to which the Company or any of its properties is subject nor, to the knowledge of the Company, are any legal proceedings threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                   PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company's Common Stock, no par value, (the "Common Stock"), commenced trading on April 2, 1996 on the over-the-counter market and is quoted on the National Association of Securities Dealers' Automated Quotation ("NASDAQ") National Market under the symbol BMTR. The following table sets forth the high and low bid prices for the common stock during each quarter of fiscal 1997 and 1996 as reported by NASDAQ. The prices reported reflect inter-dealer quotations, may not represent actual transactions and do not include retail mark-ups, mark-downs or commissions.

                             Fiscal 1997           Fiscal 1996
                             -----------           -----------
                           High       Low       High       Low
                           ----       ---       ----       ---
First Quarter             11 1/8     7 3/4
Second Quarter            11 1/8     6 1/4      9 5/8     6 3/8
Third Quarter             12 1/4     6 3/4      8 3/8     6 1/4
Fourth Quarter             9 3/4     7 5/8     11 1/8     6 1/2

    As of December 31, 1997, there were 3,037,540 shares of Common Stock outstanding. On March 10, 1998, the Company estimates that it had 880 shareholders, comprised of 80 shareholders of record and 800 beneficial shareholders whose shares are being held in brokerage firm accounts in "street name".

    The Company has not declared or paid dividends on the Common Stock in the past two fiscal year.

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

Results of Operation

                                         Year Ended December 31,
                                         -----------------------
                                       1997        1996        1995
                                       ----        ----        ----
Net Sales                              100.0%      100.0%      100.0%
Cost of Goods Sold                      80.4        77.0        74.7

Gross Profit                            19.6        23.0        25.3
Selling , Gen'l and Admin Expenses      15.4        14.4        15.5

Operating Income                         4.2         8.6         9.8
Interest Expense, Net                    0.8         0.0         0.6
Other (Income) Expense                   0.0         0.0        (0.5)

Earnings Before Extraordinary Item       3.4         8.6         9.7
Extraordinary Item (Income)              0.0         0.0        (0.9)
Income Taxes (Benefit) Expense          (1.4)        0.2         1.2

Net Income                               4.8         8.4         9.4

Fiscal 1997 Compared to Fiscal 1996

    Net sales for fiscal 1997 increased $5,439,588 or 29.2% from $18,636,604 in 1996 to $24,076,192 in 1997. The increase in sales is attributable to the general growth of business with existing customers and to sales to new customers. During 1997 the Company opened its new Regional Distribution Center ("RDC") in Denver, Colorado. In August, 1997, the Company purchased substantially all of the assets of Wheeler Manufacturing of Macon Georgia.
In September, 1997, the Company closed its Atlanta distribution center and transferred those goods to its new Macon, Georgia manufacturing plant and distribution center. The RDC's allowed the Company to increase shipments to its four key customers by 23.8%, from $13,203,133 in 1996 to $16,348,296 in 1997. Sales to all other customers increased 42.2%, from $5,433,471 in 1996 to $7,727,896 in 1997. This increase is attributable to geographic expansion through the Company's RDC's. Sales to the Company's two largest customers increased 26.5%, from $11,467,143 in 1996 to $14,509,103 in 1997.

    Cost of goods sold increased 35.0% or $5,017,663 from the prior year. Cost of sales as a percentage of net sales increased from 77.0% in 1996 to 80.4% in 1997. The Company believes that this increase in cost of goods sold is primarily attributable to the labor and overhead costs associated with the expansion of the Company's production capacity as well as expensed start-up costs associated with the new Macon, Georgia manufacturing facility.

    Selling, general and administrative expenses over the periods increased 38.0% or $1,021,174 from $2,685,029 in 1996 to $3,706,203 in 1997. As a percentage of sales, selling, general and administrative expenses increased from 14.4% in 1996 to 15.4% in 1997. These changes are primarily attributable to the addition of new sales personnel, the increasing administrative expense to support the growth of sales and the production.

    Interest expense increased from $68,657 in 1996 to $193,247 in 1997. The increase was primarily attributable to borrowings for the twelve months ended December 31, 1997 due to a build up of inventory and accounts receivable, which are attributable to sales increases, and also due to the acquisition of Wheeler Manufacturing.

    Pre-tax income decreased $779,038 or 48.7% over the period. After tax earnings decreased $424,861 or 27.0% for the twelve month periods from a year earlier, due to the items mentioned above.

    The Company receives State of California tax credits for its hiring practices and because of its location within the Los Angeles Revitalization Zone (LARZ). These credits may be carried forward through the year 2012, and availability to earn these credits expired at December 31, 1997. At present, the Company is earning these tax credits in excess of the Company's
California tax liability. The net deferred credits are being reported as a credit against total tax liabilities on the Company's income statement. There is additional legislation being considered by the California legislature to continue availability to earn these credits beyond the current expiration date, however no such legislation has been passed to date, and there is no assurance that any new legislation will be passed into law.

Liquidity and Capital Resources

The Company's operations have been financed principally by borrowing under its bank credit facility, and cash flows from operations. As of December 31, 1997 the Company's working capital was $9,128,853.

Net cash used in operating activities during fiscal 1997 and fiscal 1996 was $2,714,955 and 2,661,013, respectively. In 1997 the Company increased its inventory by $2,167,221 in order to meet increased demand for its products.

Net cash used in investing activities in 1997 and 1996 was $1,412,923 and $647,607, respectively. The 1997 amount was primarily for the purchase of new equipment for Los Angeles facility and the purchase of inventory, plant machinery and equipment from Wheeler Manufacturing Company.

Net cash provided by financing activities in 1997 and 1996 was $4,351,423 and 3,268,381, respectively. The 1997 amount was primarily from the issurance of common stocks and borrowings from the bank.

In January, 1998 the Company amended its credit agreement with Comerica Bank (the "bank"). The credit agreement provides a revolving credit facility in an aggregate principal amount not exceeding $7,500,000, and the credit facility is secured by a lien on substantially all of the assets of the Company. This facility has a maturity date of May 1, 2000, and provides for an interest rate on borrowings at the lower of the bank's prime lending rate or LIBOR rate plus 2.00%. In addition, the bank has provided the Company with a specific advance facility of up to $8,000,000 to replace all existing term loans, and the credit is secured by a lien on substantially all of the assets of the Company plus specific filings on equipment purchased. This facility has a maturity date of two years from funding and provides for an interest rate on borrowings at the lower of the bank's prime interest rate plus 0.25%, LIBOR plus 2.25%, or Cost of Funds plus 2.25% for the tenor of each obligation. At December 31, 1997, the Company had borrowed $3,200,000 under the revolving credit facility, and the Company had borrowed $856,523 under the specific advance facility.

The Company's accounts receivable as of December 31, 1997 was $3,728,530. This represents an increase of $1,826,911 or 96.1% over accounts receivable on December 31, 1996. December 1997 sales increased by 80.9% over December 1996 sales, which accounts for most of the accounts receivable increase. Also, customers have different payment terms, which causes accounts receivable as a percentage of quarterly sales to increase or decrease as customer mix changes.

The Company's inventory as of December 31, 1997 was $7,276,961 which is an increase of $2,304,897 or 46.4% over inventory at December 31, 1996. The increase is primarily attributable to the Company's opening of one new distribution center in January, 1997, and to increasing finished goods inventory at all distribution centers. In addition, the Company maintains a large inventory at its Los Angeles facility in anticipation of increased demand for the Company's products in 1998.

In 1996 and prior years, quarterly inventory values were estimated based upon historical values. At fiscal year ended December 31, 1996, a physical inventory was taken and an adjustment of $447,977 to inventory valuations was made. Because quarterly physical inventories were not taken throughout 1996, no quarterly adjustments could be calculated.

Beginning the first quarter of 1997, physical inventories have been taken on a quarterly basis, resulting in no significant inventory valuation adjustment at year ended 1997. This procedure will continue throughout 1998.

The "Year 2000 issue" arises because most computer systems and programs were designed to handle only a two-digit year, not a four-digit year. When the Year 2000 begins, these computers may interpret "00" as the year 1900 and could either stop processing date-related computations or could process them incorrectly. The Company will commence, for all of its information systems, a year 2000 date conversion project to address all necessary code changes, testing and implementation and accordingly does not anticipate any internal Year 2000 issues form its own information systems, databases or programs.
The Company is in the process of developing a plan to determine the impact that third parties who are not Year 2000 compliant may have on the operations of the Company. Management has assessed the Year 2000 compliance expense approximately in amount of $10,000.

The Company believes that the existing cash and unused borrowing facilities and cashflow from operations will provide sufficient liquidity and enable it to meet its current and foreseeable working capital requirements.

ITEM 7. FINANCIAL STATEMENTS

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

    The information required by this item is incorporated by reference herein in the "Election of Directors" section of the Company's Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 10. EXECUTIVE COMPENSATION.

    The information required by this item is incorporated by reference herein in the "Executive Compensation" section of the Company's Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this item is incorporated by reference herein in the "Security Ownership of Management" section of the Company's Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 12. CERTAIN RELATIONSHIPS TO RELATED TRANSACTIONS.

    The information required by this item is incorporated by reference herein in the "Certain Transactions" section of the Company's Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

a.    EXHIBITS:

Number    Description of Exhibit

3.1 Amended and Restated Articles of Incorporation as filed with the California Secretary of State on March 15, 1996 (1)

3.3       Amended and Restated Bylaws  (1)

4.1       Form of Underwriters' Warrant Agreement  (1)

4.2       Form of Common Stock Certificate  (1)

4.3       1996 Stock Option Plan  (1)

4.4       1996 Non-Employee Director Stock Option Plan  (1)

10.1      Lease Agreements  (1) & (2)

10.2      Note to Aaron Landon  (1)

10.3      Employment Agreement with Aaron Landon  (1)

10.4      Employment Agreement with Buddy Mercer  (1)

10.5      Employment Agreement with Paul Sullivan  (1)

10.6      Loan Agreement with Metrobank  (2)

10.7      Form of Financial Consulting Agreement with Commonwealth Associates
          (1)

10.8      Agreement for Purchase and Sale of Assets and Real Property, dated as of August 6, 1997, by and between Bonded Motors, Inc. and Wheelers Manufacturing Company, Inc. (3)

10.9      Employment Agreement with Richard Funk  (4)

10.10 Lease Agreement between the Company and KEW Management Corp., dated as of December 5, 1996 (4)

10.11 Lease Agreement between the Company and Kidder Industrial, dated as of February 11, 1997 (4)

10.12 Lease Agreement between the Company and Charles H. Wheeler, dated as of August 6, 1997 (4)

24.0      Power of Attorney  (1)

99.1      1996 Incentive Stock Plan, as amended  (5)

99.2      1996 Non-Employee Directors Stock Option Plan, as amended  (5)


(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (No. 333-00402-LA) declared effective on April 2, 1996 (the "Registration Statement").
(2) Incorporated by reference to the Company's Annual Report on Form 10KSB filing dated March 14, 1997.
(3) Incorporated by reference to the Company's 8-K filing dated August 14, 1997.
(4) Filed herewith
(5) Incorporated by reference to the Company's Form S-8 filing dated
November 7, 1997.(No. 333-39829)

b. REPORTS ON FORM 8-K:

No reports on Form 8-K were filed by the Company during the fiscal quarter ended December 31, 1997.

                                    BONDED MOTORS, INC.
                              INDEX TO FINANCIAL STATEMENTS

                                                                                      Page
Independent Auditors' Report                                                           F-2

Financial Statements
   Balance Sheet as of December 31, 1997 and 1996                                      F-3
   Statements of Earnings for the years ended December 31, 1997 and 1996               F-4
   Statements of Shareholders' Equity for the years ended December 31, 1997 and 1996   F-5
   Statements of Cash Flows for the years ended December 31, 1997 and 1996             F-6
   Notes to Financial Statements                                                       F-8

                        INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Bonded Motors, Inc.:


We have audited the accompanying balance sheets of Bonded Motors, Inc. as of December 31, 1997 and 1996 and the related statements of earnings, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bonded Motors, Inc. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/S/KPMG PEAT MARWICK LLP
------------------------

Los Angeles, California
February 11, 1998

                              BONDED MOTORS, INC.
                                 Balance Sheets
                           December 31, 1997 and 1996

                 Asset                                     1997        1996
                                                        ----------  ----------
Current assets:
  Cash                                                  $  297,043      73,498
  Trade accounts receivable (less allowance for
   doubtful accounts of $118,586 in 1997 and
   $67,866 in 1996) (note 3)                             3,728,530   1,901,619

  Inventories:
    Parts (note 3)                                       1,320,005     823,383
    Work in process                                        622,159     293,688
    Finished goods (note 3)                              5,334,797   3,854,993
                                                        ----------  ----------
                                                         7,276,961   4,972,064
                                                        ----------  ----------

  Deferred tax assets (note 6)                             459,853     421,414
  Prepaid expenses and other current assets                183,732     143,771
  Prepaid income taxes (note 6)                            177,700     287,004
                                                        ----------  ----------
    Total current assets                                12,123,819   7,799,370
                                                        ----------  ----------

Property and equipment, at cost:
  Machinery and equipment                                2,463,791   1,478,181
  Furniture and fixtures                                   432,397     358,215
                                                        ----------  ----------
                                                         2,896,188   1,836,396
  Less accumulated depreciation                          1,308,166   1,131,640
                                                        ----------  ----------
    Net property and equipment                           1,588,022     704,756
                                                        ----------  ----------

Goodwill, less accumulated amortization of $7,945
  (note 9)                                                 203,934        -
Deferred tax assets (note 6)                             1,229,043     520,223
Other assets                                                 5,709       5,551
                                                        ----------  ----------
                                                       $15,150,527   9,029,900
                                                        ==========  ==========

          Liabilities and Shareholders' Equity             1997        1996
                                                        ----------  ----------
Current liabilities:
  Current maturities of notes payable to related
   parties (note 5)                                     $  100,000     100,000
  Current installments of notes payable to bank
   (note 4)                                                385,128        -
  Accounts payable                                       1,672,230   1,218,004
  Accrued expenses                                         427,608     319,452
  Accrued warranty obligations                             410,000     350,000
                                                        ----------  ----------
    Total current liabilities                            2,994,966   1,987,456
                                                        ----------  ----------

Notes payable to bank, excluding current
  installments (note 4)                                    471,395        -
Long-term debt (note 4)                                  3,200,000        -

Commitments and contingencies (note 7)

Shareholders' equity (note 10):
  Preferred stock, no par value.  Authorized
    1,000,000 shares; none issued and outstanding             -           -
  Common stock, no par value.  Authorized
    10,000,000 shares; issued and outstanding
    3,037,540 shares and 3,002,940 shares as of
    December 31, 1997 and 1996, respectively.            4,873,319   4,678,419
  Retained earnings                                      3,710,847   2,564,025
  Notes receivable from exercise of stock options         (100,000)   (200,000)
                                                        ----------  ----------
    Total shareholders' equity                           8,484,166   7,042,444
                                                        ----------  ----------
                                                       $15,150,527   9,029,900
                                                        ==========  ==========
See accompanying notes to financial statements

                             BONDED MOTORS, INC.
                           Statements of Earnings
                   Years ended December 31, 1997 and 1996

                                                         1997          1996
                                                      ----------    ----------

Net sales                                            $24,076,192    18,636,604
Cost of sales                                         19,368,877    14,351,214
                                                      ----------    ----------
      Gross profit                                     4,707,315     4,285,390

Selling, general and administrative expenses           3,706,203     2,685,029
                                                      ----------    ----------
      Earnings from operations                         1,001,112     1,600,361

Other (expense) income:
  Interest expense                                      (193,247)      (68,657)
  Interest income                                         16,971        68,650
  Other                                                   (3,520)         -
                                                      ----------    ----------
      Earnings before income taxes                       821,316     1,600,354

Income tax (benefit) expense (note 6)                   (325,506)       28,671
                                                      ----------    ----------
      Net earnings                                   $ 1,146,822     1,571,683
                                                      ==========    ==========

Basic earnings per share                             $      .38           .57
Diluted earnings per share                                  .37           .56
                                                      ==========    ==========
Weighted average common shares outstanding
  (notes 2 and 10)                                     3,021,000     2,750,000
                                                      ==========    ==========
Weighted average common and common equivalent shares
  outstanding (notes 2 and 10)                         3,116,000     2,797,000
                                                      ==========    ==========

See accompanying notes to financial statements

                                         BONDED MOTORS, INC.
                                 Statements of Shareholders' Equity
                               Years ended December 31, 1997 and 1996

                                                                             Notes
                                                                           receivable
                                                                         from exercise       Net
                                          Common stock         Retained     of stock   shareholders'
                                      Shares       Amount      earnings       options       equity
                                     ---------   ---------    ----------    --------       ---------

Balance at December 31, 1995         2,000,000  $  212,500      992,342     (200,000)      1,004,842

Public sale of common stock at
  $5.875 per share, net of expenses  1,000,000   4,436,151         -            -          4,436,151

Issuance of common stock to employee     2,940      29,768         -            -             29,768

Net earnings                              -           -       1,571,683         -          1,571,683
                                     ---------   ---------    ---------     --------       ---------
Balance at December 31, 1996         3,002,940   4,678,419    2,564,025     (200,000)      7,042,444

Exercise of stock options               34,600     194,900         -            -            194,900

Payment of notes receivable               -           -            -         100,000         100,000

Net earnings                              -           -       1,146,822         -          1,146,822
                                     ---------   ---------    ---------     --------       ---------
Balance at December 31, 1997         3,037,540  $4,873,319    3,710,847     (100,000)      8,484,166
                                     =========   =========    =========     ========       =========

See accompanying notes to financial statements.

                                  BONDED MOTORS, INC.
                               Statements of Cash Flows
                          Years ended December 31, 1997 and 1996
                                                                   1997        1996
                                                                 ---------   ---------
Cash flows from operating activities:
  Net earnings                                                  $1,146,822   1,571,683
                                                                 ---------   ---------
  Adjustments to reconcile net earnings to net cash used in
   operating activities:
    Depreciation and amortization                                  184,526     107,297
    Loss on sale of property and equipment                           3,520        -
    (Increase) decrease in assets:
      Accounts receivable                                       (1,826,911)   (323,436)
      Inventories                                               (2,167,221) (2,869,308)
      Prepaid expenses and other assets                            (40,118)    109,334
      Deferred tax assets                                         (747,259)   (422,637)
    Increase (decrease) in liabilities:
      Accounts payable                                             454,226    (275,367)
      Accrued expenses                                             108,156      (8,640)
      Accrued warranty obligations                                  60,000      60,000
      Income taxes payable                                         109,304    (609,939)
                                                                 ---------   ---------
        Total adjustments                                       (3,861,777) (4,232,696)
                                                                 ---------   ---------
        Net cash used in operating activities                   (2,714,955) (2,661,013)
                                                                 ---------   ---------
Cash flows from investing activities:
      Purchases of equipment                                      (755,405)   (647,607)
      Acquisition of Wheeler Manufacturing                        (667,318)       -
      Proceeds from sale of equipment                                9,800        -
                                                                 ---------   ---------
        Net cash used in investing activities                   (1,412,923)   (647,607)
                                                                 ---------   ---------

                                     (Continued)

                                  BONDED MOTORS, INC.
                          Statements of Cash Flows, Continued
                                                                   1,997       1,996
                                                                 ---------   ---------

Cash flows from financing activities:
  Net proceeds from exercise of stock options                   $  194,900   4,436,151
  Borrowings from bank                                           5,730,000   1,820,000
  Repayments of notes payable to related parties                      -       (917,770)
  Repayments of bank borrowings                                 (1,673,477) (2,070,000)
  Prepayment on notes receivable from sale of stock                100,000        -
                                                                 ---------   ---------
      Net cash provided by financing activities                  4,351,423   3,268,381
                                                                 ---------   ---------
      Net increase (decrease) in cash                              223,545     (40,239)

Cash at beginning of year                                           73,498     113,737
                                                                 ---------   ---------
Cash at end of year                                             $  297,043      73,498
                                                                 =========   =========


Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest                                                    $  159,368      74,476
    Income taxes                                                   278,998   1,073,000
                                                                 =========   =========

See accompanying notes to financial statements.

                             BONDED MOTORS, INC.
                        Notes to Financial Statements
                         December 31, 1997 and 1996

(1) The Company

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

(2) Summary of Significant Accounting Policies

    Inventories

    Inventories are stated at the lower of average cost or market (net realizable value). Included in inventories were cores of $1,778,179 and $1,190,801 at December 31, 1997 and 1996, respectively.

    Revenue Recognition and Core Accounting

    Revenue is recognized upon shipment of product, net of a provision for core returns. The Company's customers are encouraged to return their old, rebuildable core as a credit against the identical engine purchased. The Company identifies the returned core to the original customer invoice and issues a credit memo equal to the core charge reflected on the original invoice. These core returns, recorded as a reduction in net sales, were $6,729,801 and $5,024,263 during the years ended December 31, 1997 and 1996, respectively.

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

    Goodwill

    Goodwill represents the excess of the purchase price over the fair value of the net assets acquired resulting from a business combination and is being amortized on a straight-line basis over ten years.

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

    Research and Development Costs

    Research and development costs are charged to expense as incurred. Research and development costs aggregated approximately $66,000 during the year ended December 31, 1996. No research and development costs were incurred in 1997.

                             BONDED MOTORS, INC.
                  Notes to Financial Statements, Continued

    Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

    The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," on January 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net operating cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. Adoption of this statement did not have a material impact on the Company's financial position, results of operations or liquidity.

    Income Taxes

    The Company accounts for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets is assessed throughout the year and a valuation allowance is established accordingly.

    Earnings per Share

    The Financial Accounting Standards Board issued statement No. 128, "Earnings per Share" (SFAS No. 128), in March 1997 and effective for fiscal years ending after December 15, 1997. The Company adopted SFAS No. 128 in 1997. This statement requires the presentation of "Basic" earnings per share which represents net earnings divided by the weighted average shares outstanding, excluding all common stock equivalents. A dual presentation of "Diluted" earnings per share reflecting the dilutive effects of all common stock equivalents is also required. Figures for 1996 have been restated for the effects of the adoption of SFAS No. 128.

    The weighted average common shares outstanding during the years ended December 31, 1997 and 1996 were 3,021,000 and 2,750,000, respectively.
    For purposes of diluted earnings per share, the incremental common equivalent shares due to outstanding stock options and warrants during the years ended December 31, 1997 and 1996 were 95,000 and 47,000, respectively. No adjustments to net income were made for the purpose of computing diluted earnings per share.

    Stock-Based Compensation

    The Company has two option plans which reserve shares of common stock for issuance to executives, key employees and directors. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, the Company is recognizing compensation cost pursuant to the provisions of APB No. 25. Had compensation cost for the Company's two stock option plans been determined based on the fair value at the grant

                             BONDED MOTORS, INC.
                  Notes to Financial Statements, Continued


    date for awards in 1997 and 1996 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amount as indicated below:

                                                    1997             1996
                                               ------------     ------------

    Net earnings as reported                  $1,146,822        $1,571,683

    Pro forma net earnings                       453,567           952,151

    Basic net earnings per share as reported        .38               .57

    Pro forma basic net earnings per share          .15               .35
                                               ============     ============


    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997 and 1996: dividend yield of 0%; expected volatility of 34% and 35%, respectively; risk-free interest rate of between 6.0% and 6.7%; and expected lives of five years.

    The weighted average fair value of options granted during 1997 and 1996 is $3.62 and $2.48, respectively.

    Fair Value of Financial Instruments

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

(3) Core Credits

    The Company has a core exchange program, whereby customers are entitled to receive a credit for any cores returned. A core provision is recorded against accounts receivable for the credits expected to be issued with respect to sales made during the year. This provision totaled $301,000 and $181,000 for the years ended December 31, 1997 and 1996, respectively. In addition, the cost of those cores expected to be returned are added to parts inventory at cost. This adjustment totaled $180,000 and $108,000 at December 31, 1997 and 1996, respectively.

                             BONDED MOTORS, INC.
                  Notes to Financial Statements, Continued

(4) Long-Term Debt and Notes Payable to Bank

    Long-Term Debt

    In January 1998, the Company entered into an amended credit agreement (Agreement) providing for a revolving line of credit for borrowings up to $7,500,000 through May 1, 2000. Borrowings under the Agreement bear interest at LIBOR (5.84% at December 31, 1997) plus 2.0% or at prime (8.50% at December 31, 1997). The choice of the interest rate is at the discretion of the Company. Borrowings under the line of credit are secured by the Company's assets. Total amounts outstanding under the revolving line of credit at December 31, 1997 were $3,200,000. The Company had available borrowings under the line of credit of $4,300,000 at December 31, 1997.

    The Agreement also provides for an acquisition facility for borrowings up to $8,000,000 for a period of two years from the date of funding. This facility is to be used for general corporate purposes and in the event the Company enters into an acquisition in the automotive industry. Borrowings under the credit agreement bear interest at prime plus 0.25% or LIBOR plus 2.25% or cost of funds plus 2.25% and are secured by the assets of the Company and of the acquired company. The choice of the interest rate is at the discretion of the Company. At December 31, 1997, $856,523 had been drawn down and were outstanding under this facility. The Company had available borrowings under this facility of $7,143,477 at December 31, 1997.

    The Agreement includes various financial covenants, the more significant of which are tangible net worth, debt coverage ratio, senior debt to tangible net worth and quick ratio. The Company was in compliance with all such covenants as of December 31, 1997.

    Notes Payable to Bank

    The Company's notes payable to bank consisted of the following at December 31, 1997 and 1996:


                                                              1997       1996
                                                          ---------   ---------

  Note payable to bank, payable in monthly installments
    of $3,188 plus interest at prime plus .375%, maturing
    December 2, 1999
                                                          $  73,323       -

  Note payable to bank, payable in monthly installments
    of $20,833 plus interest at prime, maturing August 1,
    2002                                                    465,491       -

  Note payable to bank, payable in monthly installments
    of $8,073 plus interest at prime plus .37%, maturing
    August 1, 2002                                          317,709       -
                                                          ---------   ---------

    Total notes payable to bank                             856,523       -

  Less installments due within one year                     385,128       -
                                                          ---------   ---------

    Notes payable to bank, excluding current installments $ 471,395       -
                                                          =========   =========

  In January 1998, all the above term loans were placed under the $8,000,000 acquisition facility under the amended Agreement. The term of the loans remained the same under this new facility.

                             BONDED MOTORS, INC.
                  Notes to Financial Statements, Continued

(5) Related Party Transactions

    Notes payable to related parties consisted of the following:

                                                              1997       1996

                                                          ---------   ---------

    Note payable to affiliate of shareholder, non-
    interest bearing, unsecured and due on demand         $ 100,000     100,000
      Less current maturities                               100,000     100,000
                                                          ---------   ---------

                                                          $    -           -
                                                          =========   =========


    Interest incurred on notes payable to related parties was $17,251 during the year ended December 31, 1996. No interest was incurred in 1997.

    In the normal course of business, the Company purchased cores from a relative of the Chief Executive Officer and majority shareholder. Total purchases were $462,000 in the year ended December 31, 1996. No amounts were outstanding in relation to those purchases by the Company at December 31, 1996. No such purchases were made during 1997.

(6) Income Taxes

    Income tax (benefit) expense is comprised of the following:


                                         1997       1996
                                     ---------   ---------

                   Current:
                     Federal         $ 409,774     446,390
                     State              11,978       4,918
                                     ---------   ---------
                                       421,752     451,308
                                     ---------   ---------

                   Deferred:
                     Federal          (109,959)     25,674
                     State            (637,299)   (448,311)
                                     ---------   ---------
                                      (747,258)   (422,637)
                                     ---------   ---------
                                     $(325,506)     28,671
                                     =========   =========

                             BONDED MOTORS, INC.
                  Notes to Financial Statements, Continued

    Actual income tax (benefit) expense differs from those obtained by applying the Federal income tax rate of 34% to earnings before income taxes and extraordinary item as follows:


                                                           1997        1996
                                                        ---------   ---------
Computed "expected" income taxes                        $ 279,000     544,000
State income taxes, net of Federal income tax benefit      89,000      98,000
State income tax credits earned                          (718,000)   (600,000)
Other                                                      24,494     (13,329)
                                                        ---------   ---------
                                                        $(325,506)     28,671
                                                        =========   =========

    The primary components of temporary differences which give rise to deferred tax assets and liabilities at December 31, 1997 and 1996 are:


                                                           1997        1996
                                                        ----------  ----------

Deferred tax assets:
  State tax credits                                     $1,387,850    716,267
  Warranty provision                                       139,400    140,350
  Sales returns allowance                                  160,893    114,201
  Allowance for doubtful accounts                           40,319     27,214
  Other                                                    176,037     32,213
                                                        ----------  ----------

    Total gross deferred tax assets                      1,904,499  1,030,245
                                                        ==========  ==========


Deferred tax liabilities:
  Depreciation                                              23,807     15,910
  Sales returns allowance                                  102,402     72,698
  Other                                                     89,394       -
                                                        ----------  ----------
    Total gross deferred tax liabilities                   215,603     88,608
                                                        ----------  ----------
    Net deferred tax assets                             $1,688,896    941,637
                                                        ==========  ==========


    In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 1997.
    The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if the Company's estimate of future taxable income is reduced.

                             BONDED MOTORS, INC.
                  Notes to Financial Statements, Continued


    At December 31, 1997 and 1996, the Company had California state tax credit carryforwards of approximately $1,388,000 and $716,000, respectively, available to offset future taxable income, if any, through 2012. Effective January 1, 1998, the California state credit program ceased and no further credits are currently anticipated to be earned.

(7) Commitments and Contingencies

    Leases

    The Company leases certain facilities under a noncancelable operating lease through 2015 from its major shareholder. The Company also leases other facilities and certain equipment under noncancelable operating leases through 2000. Rental expense for the years ended December 31, 1997 and 1996 amounted to $282,847 and $132,066, respectively, of which approximately $96,000 was incurred under the lease with the shareholder in both 1997 and 1996.

    Future minimum lease payments under these leases at December 31, 1997 are as follows:
                      1998               $   315,000
                      1999                   258,000
                      2000                   136,000
                      2001                    96,000
                      2002                    96,000
                      Thereafter           1,248,000
                                          ----------
                                         $ 2,149,000
                                         ===========

    Environmental

    The Company operates two wastewater clarifiers at its Los Angeles production facility and a third clarifier was removed in 1994. In
    February 1996, the Company retained an environmental consultant to perform soil sampling in the area of the closed and the two active clarifiers. The consultant concluded that in his opinion, based on the data collected, there is a high probability that remedial costs to reduce the concentrations of soil contaminants in the vicinity of the clarifiers will not exceed $100,000. The Company believes that the cost to remediate, if any, will not be material to the Company's financial position or results of operations. There is no assurance, however, that further testing would not uncover additional contamination, which might require remediation.
    The ultimate costs, if any, related to this matter are indeterminable, and no provision for loss has been accrued in the accompanying financial statements.

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

                             BONDED MOTORS, INC.
                  Notes to Financial Statements, Continued


(8) Concentration of Credit Risk and Significant Customers

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

    The Company had sales with two significant customers constituting approximately 26% and 34%, respectively, of net sales in 1997 and 30% and 32%, respectively, of net sales in 1996. Additionally, these customers comprised 25% and 47%, respectively, of accounts receivable at December 31, 1997 and 28% and 47%, respectively, of accounts receivable at December 31, 1996. The loss of either of these customers could have a material adverse effect on the Company.

(9) Acquisition

    On August 6, 1997, the Company acquired certain assets of Wheeler Manufacturing of Macon, Georgia, an automotive engine remanufacturing firm. The Company accounted for the acquisition using the purchase method. This purchase included manufacturing machinery and equipment, plant equipment, office furniture, fixtures and equipment, automotive parts inventory and supplies. The excess of acquisition costs over the fair value of net assets acquired is included in and has been allocated to goodwill. Goodwill is amortized on a straight-line basis over a ten-year period. The fair values of the assets acquired were as follows on the acquisition date.

            Inventories                        $  137,676
            Plant, machinery and equipment        317,762
            Goodwill                              211,880
                                               ----------
              Total acquisition costs          $  667,318
                                               ==========

(10)Shareholders' Equity, Stock Options and Stock Warrants

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

                             BONDED MOTORS, INC.
                  Notes to Financial Statements, Continued


    During March 1994, the Company granted, at estimated fair market value, stock options to two of its officers for the purchase of an ownership interest in the Company aggregating 10%. These stock options were exercised during December 1995 for an aggregate amount of $200,000.
    The payments for shares issued pursuant to these stock options were made through the issuance of promissory notes from these officers. The notes are secured by the underlying shares and certain real property, bear interest at 8% and are due on or before December 7, 2002. During 1997, one of the officers repaid their note of $100,000.

    The Company adopted a stock option plan in January 1996 which provides for the issuance of options to employees, officers and directors of the Company to purchase up to an aggregate of 400,000 shares of common stock. In 1997, the plan was amended to increase the number of shares of common stock that could be purchased to an aggregate of 600,000 shares. During 1997 and 1996, the Company issued 185,000 and 255,000 options, respectively, with exercise prices ranging between $5.50 and $10.00, the estimated fair market value at date of grant, with vesting periods of between one and three years and exercise dates of between one and five years from the date of issuance of the option. During 1997, 34,600 options were exercised for total proceeds of $194,900 and 7,500 options were canceled upon termination of employment by one of the employees. Total outstanding options under this plan were 400,400 as of December 31, 1997, of which 119,500 were exercisable.

    The Company also adopted a directors' plan in January 1996 which provides for the issuance of options to outside directors of the Company to purchase up to an aggregate of 50,000 shares of common stock. During 1997 and 1996, 6,000 and 20,000 options were issued, respectively, with exercise prices ranging between $6.50 and $7.375, the estimated fair market value at date of grant. During 1997, 10,000 options were canceled. Total outstanding options under this plan were 16,000 as of December 31, 1997, of which 10,900 were exercisable.

    During 1996, the Company issued 100,000 warrants to purchase common stock to the Company's underwriters on completion of the Company's initial public offering. These warrants have exercise prices of $7.05 per share, the then estimated fair market value, vesting over one year, with a five-year term. Warrants of 100,000 are outstanding as of December 31, 1997, all of which were exercisable.

(11)Significant Fourth-Quarter Adjustment

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

Date:  March 10, 1998

                                                     BONDED MOTORS, INC.

                                                     By: /S/ AARON LANDON
                                                        -----------------
                                                     Aaron Landon,
                                                     Chairman of the Board and
                                                     Chief Executive Officer

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                TITLE                                    DATE

/S/ AARON LANDON           Chairman of the Board,                March 10, 1998
    Aaron Landon           Chief Executive Officer and Director
                           (Principal executive officer)

/S/ RICHARD FUNK           President and Director                March 10, 1998
    Richard Funk

/S/ BUDDY MERCER           Chief Operating Officer and Director  March 10, 1998
    Buddy Mercer

/S/ PAUL SULLIVAN          Chief Financial Officer and Director  March 10, 1998
    Paul Sullivan

/S/ CORNELIUS P. McCARTHY  Director                              March 10, 1998
    Cornelius P. McCarthy

/S/ EDWARD T. BRADFORD     Director                              March 10, 1998
    Edward T. Bradford

/S/ JOHN F. CREAMER        Director                              March 10, 1998
    John F. Creamer

                              Index to Exhibits

Number    Description of Exhibit                                     Page
------    ----------------------                                     -----

10.9      Employment Agreement with Richard Funk                      E-1

10.10     Lease Agreement between the Company and KEW
          Management Corp., dated as of December 5, 1996              E-13

10.11     Lease Agreement between the Company and Kidder
          Industrial, dated as of February 11, 1997                   E-26

10.12     Lease Agreement between the Company and Charles
          H. Wheeler, dated as of August 6, 1997                      E-45

                                Exhibit 10.9

BONDED MOTORS, INC.
7522 S. Maie Ave., Los Angeles, CA 90001
(213)583-8631  Fax (213)589-2900


October 24, 1997



                            EMPLOYMENT AGREEMENT


To:  RICHARD FUNK

Dear Richard:

This letter will confirm our agreement regarding your employment by Bonded Motors, Inc. (the "Company").

     1.  Position/Duties: You will be employed as President, and continue to
         ---------------
serve as a member of the Board of Directors. Your employment and duties will commence November 3, 1997. You will be expected to devote your full time and attention to the business and affairs of the Company, and to perform such duties and maintain such standards of conduct as are requested of you by the Chief Executive Officer and/or Board of Directors, consistent with your title and position in the Company. Regardless of any inference to the contrary, such employment will be an employment at will within the context of applicable California law.

     2.  Compensation: As compensation for your services you will receive the
         ------------
following:

         a)  Salary:  You shall receive a salary of $14,166.67 per month,
             ------
payable semi-monthly. Such salary will be reviewed on an annual basis and adjusted consistent with your performance and the performance of the Company. In addition, you will have an incentive bonus plan, which is attached hereto.

         b)  Expenses:  You will be reimbursed for all reasonable out-of-pocket
             --------
expenses incurred by you in the performance of your duties promptly upon the submission and approval of an expense report covering such expenses.

         c)  Expense Allowances:  You will receive a monthly housing allowance
             ------------------
of $1,300 per month and a monthly auto allowance of $500 per month. You will be reimbursed for your existing medical insurance plan.

     3.  Stock Options:  Provided you join the Company on or before November 3,
         -------------
1997, the Company will grant you an incentive stock option covering 100,000 shares substantially in the form of the Incentive Stock Option Agreement attached as Exhibit A to this Agreement.

     All of the stock issued pursuant to such options shall be subject to a Buy/Sell Agreement which will enable the Company to repurchase such stock at the then fair market value if you cease to be an employee of the Company.
There are currently authorized for issuance 10 million shares, of which 3,032,940 are presently issued and outstanding. Any further issuances of stock will dilute your percentage of the total outstanding stock of the Company.

     4. Benefits: Subject to any applicable law, you will be eligible to participate in benefit programs now or in the future provided by the Company for its employees in general or executives of the same level of responsibility.

     5. Employee Invention and Secrecy Agreement: Concurrently with execution of this Agreement, you will execute the Company's standard Employee Invention and Secretary Agreement, which is included as Exhibit B to this Agreement.

     The provisions of this offer letter and the conditions of your employment shall be subject to and interpreted in accordance with the laws of the State of California.

     Richard, I am looking forward to having you join Bonded Motors, Inc. and Believe that you will make a valuable contribution to the future success of the Company. If the foregoing terms of employment are agreeable to you, please sign and return to me a copy of this letter to indicate your acceptance of employment as provided. This offer, if not accepted, will expire on October 31, 1997.


Very truly your,

BONDED MOTORS, INC.

By:/S/AARON LANDON
   --------------------------------
     Aaron Landon, Chief Executive Officer

ACCEPTED:

/S/RICHARD FUNK
-----------------------------
Richard Funk

                                  EXHIBIT A

                             BONDED MOTORS, INC.

                      INCENTIVE STOCK OPTION AGREEMENT


    THIS INCENTIVE STOCK OPTION AGREEMENT ("Agreement") is made and entered into as of the date set forth below, by and between BONDED MOTORS, INC., a California corporation (the "Company"), and the employee of the Company named in Section 1(b) ("Optionee").

    In consideration of the covenants herein set forth, the parties hereto agree as follows:

1.    Option Information.

      (a)  Date of Option:    November 3, 1997

      (b)  Optionee:          Richard Funk

      (c)  Number of Shares:  100,000

      (d)  Exercise Price:    $8.625

2.    Acknowledgements.

      (a)  Optionee is an employee of the Company.

      (b) The Board of Directors (the "Board" which term shall include an authorized committee of the Board of Directors) and shareholders of the Company have heretofore adopted a 1997 Incentive Stock Plan (the "Plan"), pursuant to which this Option is being granted.

      (c) The Board has authorized the granting to Optionee of an incentive stock option ("Option") as defined in Section 422 of the Internal Revenue Code of 1986, as amended, (the "Code") to purchase shares of common stock of the Company ("Stock") upon the terms and conditions hereinafter stated and pursuant to an exemption from registration under the Securities Act of 1933, as amended (the "Securities Act") provided by Rule 701 thereunder.

3. Shares; Price. The Company hereby grants to Optionee the right to purchase, upon and subject to the terms and conditions herein stated, the number of shares of Stock set forth in Section 1(c) above (the "Shares") for cash (or other consideration as is authorized under the Plan and acceptable to the Board, in their sole and absolute discretion) at the price per Share set forth in Section 1(d) above (the "Exercise Price"), such price being not less than the fair market value per share of the Shares covered by this Option as of the date hereof (unless Optionee is the owner of Stock possessing ten percent or more of the total voting power or value of all outstanding Stock of the Company, in which case the Exercise Price shall be no less than 110% of the fair market value of such Stock).

4. Term of Option; Continuation of Employment. This Option shall expire, and all rights hereunder to purchase the Shares shall terminate, five (5) years from the date hereof. This Option shall earlier terminate subject to Sections 7 and 8 hereof upon, and as of the date of, the termination of Optionee's employment if such termination occurs prior to the end of such five year period. Nothing contained herein shall confer upon Optionee the right to the continuation of his employment by the Company or to interfere with the right of the Company to terminate such employment or to increase or decrease the compensation of Optionee from the rate in existence at the date hereof.

5. Vesting of Option. Subject to the provisions of Sections 7 and 8 hereof, this Option shall become exercisable during the term of Optionee's employment in two equal annual installments of fifty percent (50%) of the Shares covered by this Option, the first installment to be exercisable on the first anniversary of the date of this Option and the second installment to be exercisable on the second anniversary of the date of this Option. The installments shall be cumulative (i.e., this option may be exercised, as to any or all Shares covered by an installment, at any time or times after an installment becomes exercisable and until expiration or termination of this option).

6.    Exercise.  This Option shall be exercised by delivery to the Company of
(a)written notice of exercise stating the number of Shares being purchased
(in whole shares only) and such other information set forth on the form of Notice of Exercise attached hereto as Appendix A, (b) a check or cash in the amount of the Exercise Price of the Shares covered by the notice (or such other consideration as has been approved by the Board of Directors consistent with the Plan) and (c) a written investment representation as provided for in
Section 13 hereof. This Option shall not be assignable or transferable, except by will or by the laws of descent and distribution, and shall be exercisable only by Optionee during his lifetime, except as provided in
Section 8 hereof.

7. Termination of Employment. If Optionee shall cease to be employed by the Company for any reason, whether voluntarily or involuntarily, other than by his death, Optionee (or if the Optionee shall die after such termination, but prior to such exercise date, Optionee's personal representative or the person entitled to succeed to the Option) shall have the right at any time within three (3) months following such termination of employment or the remaining term of this Option, whichever is the lesser, to exercise in whole or in part this Option to the extent, but only to the extent, that this Option was exercisable as of the date of termination of employment and had not previously been exercised; provided, however:

      (i)if Optionee is permanently disabled (within the meaning of Section 22(e)(3) of the Code) at the time of termination, the foregoing three (3) month period shall be extended to one (1) year; or

      (ii)if Optionee is terminated "for cause" as that term is defined under
Section 2922 of the California Labor Code and case law related thereto, or by the terms of the Plan or this Option Agreement or by any employment agreement between the Optionee and the Company, this Option shall automatically terminate as to all Shares covered by this Option not exercised prior to termination.

Unless earlier terminated, all rights under this Option shall terminate in any event on the expiration date of this Option as defined in Section 4 hereof.

8. Death of Optionee. If the Optionee shall die while in the employ of the Company, Optionee's personal representative or the person entitled to Optionee's rights hereunder may at any time within one (1) year after the date of Optionee's death, or during the remaining term of this Option, whichever is the lesser, exercise this Option and purchase Shares to the extent, but only to the extent, that Optionee could have exercised this Option as of the date of Optionee's death; provided, in any case, that this Option may be so exercised only to the extent that this Option has not previously been exercised by Optionee.

9. No Rights as Shareholder. Optionee shall have no rights as a shareholder with respect to the Shares covered by any installment of this Option until the effective date of issuance of Shares following exercise of this Option, and no adjustment will be made for dividends or other rights for which the record date is prior to the date such stock certificate or certificates are issued except as provided in Section 10 hereof.

10. Recapitalization. Subject to any required action by the shareholders of the Company, the number of Shares covered by this Option, and the Exercise Price thereof, shall be proportionately adjusted for any increase or decrease in the number of issued shares resulting from a subdivision or consolidation of shares or the payment of a stock dividend, or any other increase or decrease in the number of such shares effected without receipt of consideration by the Company; provided however that the conversion of any convertible securities of the Company shall not be deemed having been "effected without receipt of consideration by the Company."

      In the event of a proposed dissolution or liquidation of the Company, a merger or consolidation in which the Company is not the surviving entity, or a sale of all or substantially all of the assets or capital stock of the Company (collectively, a "Reorganization"), unless otherwise provided by the Board, this Option shall terminate immediately prior to such date as is determined by the Board, which date shall be no later than the consummation of such Reorganization. In such event, if the entity which shall be the surviving entity does not tender to Optionee an offer, for which it has no obligation to do so, to substitute for any unexercised Option a stock option or capital stock of such surviving of such surviving entity, as applicable, which on an equitable basis shall provide the Optionee with substantially the same economic benefit as such unexercised Option, then the Board may grant to such Optionee, in its sole and absolute discretion and without obligation, the right for a period commencing not later than thirty (30) days prior to and ending immediately prior to the date determined by the Board pursuant hereto for termination of the Option or during the remaining term of the Option, whichever is the lesser, to exercise any unexpired Option or Options without regard to the installment provisions of Section 5; provided, however, that such exercise shall be subject to the consummation of such Reorganization.

      Subject to any required action by the shareholders of the Company, if the Company shall be the surviving entity in any merger or consolidation, this Option thereafter shall pertain to and apply to the securities to which a holder of Shares equal to the Shares subject to this Option would have been entitled by reason of such merger or consolidation, and the installment provisions of Section 5 shall continue to apply.

      In the event of a change in the shares of the Company as presently constituted, which is limited to a change of all of its authorized Stock without par value into the same number of shares of Stock with a par value, the shares resulting from any such change shall be deemed to be the Shares within the meaning of this Option.

      To the extent that the foregoing adjustments relate to shares or securities of the Company, such adjustments shall be made by the Board, whose determination in that respect shall be final, binding and conclusive.
Except as hereinbefore expressly provided, Optionee shall have no rights by reason of any subdivision or consolidation of shares of Stock of any class or the payment of any stock dividend or any other increase or decrease in the number of shares of stock of any class, and the number and price of Shares subject to this Option shall not be affected by, and no adjustments shall be made by reason of, any dissolution, liquidation, merger, consolidation or sale of assets or capital stock, or any issue by the Company of shares of stock of any class or securities convertible into shares of stock of any class.

      The grant of this Option shall not affect in any way the right or power of the Company to make adjustments, reclassifications, reorganizations or changes in its capital or business structure or to merge, consolidate, dissolve or liquidate or to sell or transfer all or any part of its business or assets.

11. Additional Consideration. Should the Internal Revenue Service determine that the Exercise Price established by the Board as the fair market value per Share is less than the fair market value per Share as of the date of Option grant, Optionee hereby agrees to tender such additional consideration, or agrees to tender upon exercise of all or a portion of this Option, such fair market value per Share as is determined by the Internal Revenue Service.

12. Modification, Extension and Renewal of Options. The Board or Committee, as described in the Plan, may modify, extend or renew this Option or accept the surrender thereof (to the extent not theretofore exercised) and authorize the granting of a new option in substitution therefore (to the extent not theretofore exercised), subject at all times to the Plan, Sections 422 and 424(h) of the Code and Section 260.140.41 of the Corporate Securities Rules of the California Corporations Commissioner. Notwithstanding the foregoing provisions of this Section 12, no modification shall, without the consent of the Optionee, alter to the Optionee's detriment or impair any rights of Optionee hereunder.

13.   Investment Intent; Restrictions on Transfer.

      (a)Optionee represents and agrees that if Optionee exercises this Option in whole or in part, Optionee will in each case acquire the Shares upon such exercise for the purpose of investment and not with a view to, or for resale in connection with, any distribution thereof; and that upon such exercise of this Option in whole or in part, Optionee (or any person or persons entitled to exercise this Option under the provisions of Sections 7 and 8 hereof) shall furnish to the Company a written statement to such effect, satisfactory to the Company in form and substance. If the Shares represented by this Option are registered under the Securities Act, either before or after the exercise of this Option in whole or in part, the Optionee shall be relieved of the foregoing investment representation and agreement and shall not be required to furnish the Company with the foregoing written statement.

      (b)Optionee further represents that Optionee has had access to the financial statements or books and records of the Company, has had the opportunity to ask questions of the Company concerning its business, operations and financial condition, and to obtain additional information reasonably necessary to verify the accuracy of such information.

      (c)Unless and until the Shares represented by this Option are registered under the Securities Act, all certificates representing the Shares and any certificates subsequently issued in substitution therefor and any certificate for any securities issued pursuant to any stock split, share reclassification, stock dividend or other similar capital event shall bear legends in substantially the following form:

    "THESE SECURITIES HAVE NOT BEEN REGISTERED OR OTHERWISE QUALIFIED UNDER THE SECURITIES ACT OF 1933 (THE "SECURITIES ACT") OR UNDER THE APPLICABLE SECURITIES LAWS OF ANY STATE. NEITHER THESE SECURITIES NOR ANY INTEREST THEREIN MAY BE SOLD, TRANSFERRED, PLEDGED OR OTHERWISE DISPOSED OF IN THE ABSENCE OF REGISTRATION UNDER THE SECURITIES ACT OR ANY APPLICABLE SECURITIES LAWS OF ANY STATE, UNLESS PURSUANT TO EXEMPTIONS THEREFROM."

    THE SHARES REPRESENTED BY THIS CERTIFICATE HAVE BEEN ISSUED PURSUANT TO
    THAT CERTAIN INCENTIVE STOCK OPTION AGREEMENT DATED    BETWEEN THE
    COMPANY AND THE ISSUEE WHICH RESTRICTS THE TRANSFER OF THESE SHARES WHICH ARE SUBJECT TO REPURCHASE BY THE COMPANY UNDER CERTAIN CONDITIONS."

and/or such other legend or legends as the Company and its counsel deem necessary or appropriate. Appropriate stop transfer instructions with respect to the Shares have been placed with the Company's transfer agent.

14. Effects of Early Disposition. Optionee understands that if an Optionee disposes of shares acquired hereunder within two (2) years after the date of this Option or within one (1) year after the date of issuance of such shares to Optionee, such Optionee will be treated for income tax purposes as having received ordinary income at the time of such disposition of an amount generally measured by the difference between the purchase price and the fair market value of such stock on the date of exercise, subject to adjustment for any tax previously paid, in addition to any tax on the difference between the sales price and Optionee's adjusted cost basis in such shares. The foregoing amount may be measured differently if Optionee is an officer, director or ten percent holder of the Company. Optionee agrees to notify the Company within ten (10) working days of any such disposition.

15. Stand-off Agreement. Optionee agrees that in connection with any registration of the Company's securities under the Securities Act, and upon the request of the Company or any underwriter managing an underwritten offering of the Company's securities, Optionee shall not sell, short any sale of, loan, grant an option for, or otherwise dispose of any of the Shares (other than Shares included in the offering) without the prior written consent of the Company or such managing underwriter, as applicable, for a period of at least one year following the effective date of registration of such offering.

16. Restriction Upon Transfer. The Shares may not be sold, transferred or otherwise disposed of and shall not be pledged or otherwise hypothecated by the Optionee except as hereinafter provided.

      (a) Repurchase Right on Termination Other Than for Cause. For the purposes of this Section, a "Repurchase Event" shall mean an occurrence of one of (i) termination of Optionee's employment by the Company, voluntary or involuntary and with or without cause; (ii) retirement or death of Optionee;
(iii) bankruptcy of Optionee, which shall be deemed to have occurred as of the date on which a voluntary or involuntary petition in bankruptcy is filed with a court of competent jurisdiction; (iv) dissolution of the marriage of Optionee, to the extent that any of the Shares are allocated as the sole and separate property of Optionee's spouse pursuant thereto (in which case this Section shall only apply to the Shares so affected); or (v) any attempted transfer by the Optionee of Shares, or any interest therein, in violation of this Agreement. Upon the occurrence of a Repurchase Event, the Company shall have the right (but not an obligation) to repurchase all or any portion of the Shares of Optionee at a price equal to the fair market value of the Shares (determined in accordance with Section 260.140.50 of the Rules of the California Commissioner of Corporations) as of the date of the Repurchase Event.

      (b) Repurchase Right on Termination for Cause. In the event Optionee's employment is terminated by the Company "for cause", then the Company shall have the right (but not an obligation) to repurchase Shares of Optionee at a price equal to the Exercise Price. Such right of the Company to repurchase Shares shall apply to 100% of the Shares for one (1) year from the date of this Agreement; and shall thereafter lapse at the rate of twenty percent (20%) of the Shares on each anniversary of the date of this Agreement. In addition, the Company shall have the right, in the sole discretion of the Board and without obligation, to repurchase upon termination for cause all or any portion of the Shares of Optionee, at a price equal to the fair value of the

Shares as of the date of termination, which right is not subject to the foregoing lapsing of rights. In the event the Company elects to repurchase the Shares, the stock certificates representing the same shall forthwith be returned to the Company for cancellation.

      (c) Exercise of Repurchase Right. Any Repurchase Right under Paragraphs 16(a) or 16(b) shall be exercised by giving notice of exercise as provided herein to Optionee or the estate of Optionee, as applicable. Such right shall be exercised, and the repurchase price thereunder shall be paid, by the Company within a ninety (90) day period beginning on the date of notice to the Company of the occurrence of such Repurchase Event (except in the case of termination of employment or retirement, where such option period shall begin upon the occurrence of the Repurchase Event). Such repurchase price shall be payable only in the form of cash (including a check drafted on immediately available funds) or cancellation of purchase money indebtedness of the Optionee for the Shares. If the Company can not purchase all such Shares because it is unable to meet the financial tests set forth in sections 500 and 501 of the California Corporations Code, the Company shall have the right to purchase as many Shares as it is permitted to purchase under such sections. Any Shares not purchased by the Company hereunder shall no longer be subject to the provisions of this Section 16.

      (d) Right of First Refusal. In the event Optionee desires to transfer any Shares during his lifetime, Optionee shall first offer to sell such Shares to the Company. Optionee shall deliver to the Company written notice of the intended sale, such notice to specify the number of Shares to be sold, the proposed purchase price and terms of payment, and grant the Company an option for a period of thirty days following receipt of such notice to purchase the offered Shares upon the same terms and conditions. To exercise such option, the Company shall give notice of that fact to Optionee within the thirty (30) day notice period and agree to pay the purchase price in the manner provided in the notice. If the Company does not purchase all of the Shares so offered during foregoing option period, Optionee shall be under no obligation to sell any of the offered Shares to the Company, but may dispose of such Shares in any lawful manner during a period of one hundred and eighty (180) days following the end of such notice period, except that Optionee shall not sell any such Shares to any other person at a lower price or upon more favorable terms than those offered to the Company.

      (e) Acceptance of Restrictions. Acceptance of the Shares shall constitute the Optionee's agreement to such restrictions and the legending of his/her certificates with respect thereto. Notwithstanding such restrictions, however, so long as the Optionee is the holder of the Shares, or any portion thereof, he or she shall be entitled to receive all dividends declared on and to vote the Shares and to all other rights of a shareholder with respect thereto.

      (f) Permitted Transfers. Notwithstanding any provisions in this Section 16 to the contrary, the Optionee may transfer Shares subject to this Agreement to his parents, spouse, children, or grandchildren, or a trust for the benefit of the Optionee or any such transferee(s); provided, that such permitted transferee(s) shall hold the Shares subject to all the provisions of this Agreement (all references to the Optionee herein shall in such cases refer mutatis mutandis to the permitted transferee, except in the case of clause
(iv) of Section 16(a) wherein the permitted transfer shall be deemed to be rescinded); and provided further, that notwithstanding any other provisions in this Agreement, a permitted transferee may not, in turn, make permitted transfers without the written consent of the Optionee and the Company.

      (g) Release of Restrictions on Shares. All other restrictions under this Section 16 shall terminate five (5) years following the date of this Agreement, or when the Company's securities are publicly traded, whichever occurs earlier.

17. Notices. Any notice required to be given pursuant to this Option or the Plan shall be in writing and shall be deemed to be delivered upon receipt or, in the case of notices by the Company, five (5) days after deposit in the U.S. mail, postage prepaid, addressed to Optionee at the address last provided to the Company by Optionee for his employee records.

18. Agreement Subject to Plan; Applicable Law. This Option is made pursuant to the Plan and shall be interpreted to comply therewith. A copy of such Plan is available to Optionee, at no charge, at the principal office of the Company. Any provision of this Option inconsistent with the Plan shall be considered void and replaced with the applicable provision of the Plan. This Option has been granted, executed and delivered in the State of California, and the interpretation and enforcement shall be governed by the laws thereof and subject to the exclusive jurisdiction of the courts therein.


      IN WITNESS WHEREOF, the parties hereto have executed this Option as of the date first above written.

                                 BONDED MOTORS, INC.


                                 By:/S/AARON LANDON
                                    ---------------------------------
                                    Aaron Landon, President

                                    /S/RICHARD FUNK
                                    ---------------------------------
                                    RICHARD FUNK



(one of the following, as appropriate, shall be signed)

I certify that as of the date         By her signature, the spouse
Hereof I am unmarried                 of Optionee hereby agrees to be
                                      bound by the provisions of the
                                      foregoing INCENTIVE STOCK OPTION
                                      AGREEMENT


                                      /S/MARLENE M. FUNK
--------------------                  ---------------------------------
Optionee                               Spouse of Optionee

                                 Appendix A
                             NOTICE OF EXERCISE



Bonded Motors, Inc.
7522 South Maie Avenue
Los Angeles, CA 90001

                         Re: Incentive Stock Option

  Notice is hereby given pursuant to Section 6 of my Incentive Stock Option Agreement that I elect to purchase the number of shares set forth below at the exercise price set forth in my option agreement:

  Incentive Stock Option Agreement dated:
                                         -----------------------
  Number of shares being purchased:
                                         -----------------------

  Exercise Price:                       $
                                         -----------------------

  A check in the amount of the aggregate price of the shares being purchased is attached.

  I hereby confirm that such shares are being acquired by me for my own account for investment purposes, and not with a view to, or for resale in connection with, any distribution thereof. I will not sell or dispose of my Shares in violation of the Securities Act of 1933, as amended, or any applicable federal or state securities laws. Further, I understand that the exemption from taxable income at the time of exercise is dependent upon my holding such stock for a period of at least one year from the date of exercise and two years from the date of grant of the Option.

  I understand that the certificate representing the Option Shares will bear a restrictive legend within the contemplation of the Securities Act and as required by such other state or federal law or regulation applicable to the issuance or delivery of the Option Shares.

  I agree to provide to the Company such additional documents or information as may be required pursuant to the Company's 1997 Incentive Stock Plan.



                                                   -------------------
                                                   (signature)

                                                   -------------------
                                                   (name of Optionee)

                                   Exhibit B


              New           Defective     Warranty     Direct       Indirect
              Returns       Returns       Expense      Labor        Labor

Current        12.16%        12.34%        6.89%        15.46%        3.77%

Level 1        11.00%        12.00%        6.50%        14.00%        3.80%
Level 2        10.00%        10.50%        6.00%        13.50%        3.60%
Level 3         9.50%         9.00%        5.50%        13.50%        3.60%
Level 4         9.00%         8.00%        5.00%        13.00%        3.40%
Level 5         8.50%         7.00%        4.50%        12.50%        3.20%
Level 6         8.00%         6.00%        4.00%        12.00%        3.00%

     It has been determined that "New Returns" have less impact than other categories. Therefore, the monthly value of successes will be as follows:

     For each % point drop in "New Returns,     "Monthly Bonus=         $200
     For each % point drop in "Defective Returns,"                      $400
     For each % point drop in "Warranty Expense,"                       $400

     For each 1 hour drop in "Direct Labor,"                            $400
     For each 1 hour drop in "Indirect Labor,"                          $400

The above is cumulative, so that if some items go up and some go down at a net result of nothing gained, then no bonus would be accrued. And it's also cumulative monthly, calculated quarterly, and paid annually, with a "draw" available equal to 50% of the accrual after two consecutive quarters have been finalized. Total bonus must be paid on the same day as the annual report is filed with the SEC.

If you attained the goals outlined above at the specified date, your bonus calculation would be this:

                                                                       (OLD)
Bonus Accrual For      Level 1                          $1,096        $1,014
                       Level 2                          $2,160        $2,006
                       Level 3                          $3,010        $2,603
                       Level 4                          $3,624        $3,357
                       Level 5                          $4,862        $4,110
                       Level 6                          $5,800        $4,863

                                Exhibit 10.10


                                    LEASE
                                  AGREEMENT


THIS LEASE AGREEMENT, made and entered into this 5th day of December, 1996, by and between KEW Management Corp., hereinafter to as "Landlord", and Bonded Motors, hereinafter referred to as "Tenant";

    WITNESSETH;

    In consideration of the covenants, terms, conditions, agreements and payments as hereinafter set forth, the parties hereto covenant and agree as follows:

    1. PROPERTY - LEASED PREMISES
    Landlord hereby leases unto Tenant the following describe premises: 5750 E. 58th avenue, Unit K, Commerce City, CO 80022, and described as approximately, 7,500 square feet of office and warehouse space, which shall hereinafter be referred to as the "Leased Premises" and shown herein as "Exhibit A"; the leasing of which shall be covered by the terms of this Agreement.

    2. TERM
    The term of this Lease shall commence at 12:00 noon on the 1st day of January, 1997 and unless terminated as herein provided for, shall end at 12:00 noon of the 31st day of December, 1999

    3. RENT
    Tenant shall pay to Landlord, at the address of Landlord as herein set forth, the following as rental for the Leased Premises:

    A. BASE RENTAL
    The base rental for the full term hereof shall be - Ninety Five Thousand Six Hundred Twenty Five and 00/100ths Dollars ($95,625). Said rental shall be payable in monthly installments (basic monthly rental) of Two Thousand Five Hundred and 00/100ths Dollars ($2,500) in advance on the first day of each month during the term hereof. Landlord acknowledges receipt of the sum of Two Thousand Five Hundred and 00/100ths Dollars ($2,500) paid by Tenant upon the execution hereof being in payment of rent for the month of, January, 1997. *See Addendum "A" Rent Payment and Escalation

    B. SECURITY DEPOSIT
    Landlord further acknowledges receipt of the sum of Two Thousand Five Hundred and 00/100ths Dollars ($2,500.00) to be retained by Landlord without responsibility for payment of interest thereon, as security for performance of all the terms and conditions of this Lease Agreement to be performed by Tenant, including payment of all rental due under the terms hereof. Deductions may be made by Landlord from the amount so retained for the reasonable cost of repairs, to the demised premises (ordinary wear and tear excepted), for any rental delinquent under the terms hereof and/or any sum used in any manner to cure any default in the performance of Tenant under the terms of this Lease.
In the event deductions are so made during the rental term upon notice by Landlord, Tenant shall redeposit such amount so expended so as to maintain the deposit in the amount as herein provided for, and failure to so redeposit shall be deemed a failure to pay rent under the terms hereof. Nothing herein contained shall limit the liability of Tenant as to any damage to the leased premises, and Tenant shall be responsible for the total amount of any damage and/or loss occasioned by actions of Tenant, Landlord may deliver the funds deposited hereunder by Tenant to any purchase of Landlord's interest in the leased premises in the event such interest shall be sold, and thereupon Landlord shall be discharged from any further liability with respect to such deposit.

    C. COST OF LIVING ADJUSTMENT

    D. PERCENTAGE RENT : Not Applicable
    4. TAXES-REAL PROPERTY-ADJUSTMENT

    A. Real Property Tax Paid by Tenant

    B. Real Property Tax Paid by Landlord
    The general real property taxes for the real property and improvements of which the leased premises are a part, as levied and assessed for the year 1997 are the base taxes on which the basic rental due hereunder is based.

    5. TAXES -- PERSONAL PROPERTY -RESPOSIBILITY
    Tenant shall be responsible and pay for any and all taxes and/or assessments levied and/or assessed against any furniture, fixtures, equipment and items of a similar nature installed and/or located in or about the leased premises by Tenant.

    6. UTILITIES
    Tenant shall be solely responsible for and promptly pay all charges, for heat, water, gas electric, sewer service and any other utility service used or consumed on the leased premises. Should Landlord elect to supply all or any of the utility services to be used or consumed on the lease premises, Tenant shall, within ten days from presentation of the statement for such utility service, pay to Landlord, as additional rent under the terms hereof, the amount of said statement if it represents utility service to the lease premises only or Twenty Three and 08/100ths percent (23.08 %) of said statement if it includes utility service to all area rather than the leased premises. In no event shall Landlord be liable for any interruption or failure in the supply of any such utility to the lease premises. Said proration of utilities shall be reviewed by Landlord and Tenant at the end of the first year of occupancy, at which time Landlord shall determine if the present percentage of said total utilities is equitable in relation to the use of total services by all the Tenants and will be adjusted by Landlord if necessary:

    7. HOLDING OVER
    If after expiration of the term of this Lease, Tenant shall remain in possession of the leased premises and continue to pay rent without a written agreement as to such possession, then Tenant shall be deemed a month-to-month Tenant and the rental date during such holdover tenancy shall be equivalent to (150%) of the monthly rental paid for the last month of tenancy under the this Lease. No holding over by Tenant shall operate to renew or extend this Lease without the written consent of Landlord to such renewal or extension having been first obtained.

    8. MODIFICATION OR EXTENSIONS
    No modification or extension of this Lease shall be binding unless in writing, signed by the parties hereto and endorsed hereon or attached hereto.

    9. ALTERATION-CHANGES AND ADDITIONS-RESPONSILITY
    Subject to Landlord's prior approval, which shall not be unreasonably withheld, Tenant may, during the term of this Lease, at Tenant's expense, erect inside partitions, add to existing electric power service, add telephone outlets, add light fixtures, install additional heating and/or air conditioning or make such other changes or alterations as Tenant may desire. At the end of this Lease, all such fixtures, equipment, additions and/or alterations (except trade fixtures installed by Tenant,) shall be and remain the property of Landlord; provided, however, Landlord shall have the option to require Tenant to remove any or all such fixtures, equipment, additions and restore the leased premises to the condition existing immediately prior to such change and/or installation, normal wear and tear excepted, all at Tenant's cost and expense. All such work shall be done in a good and workmanlike manner and shall consist of new materials unless agreed to otherwise by Landlord. Any and all repairs, changes and/or modifications thereto shall be the responsibility and at the cost of Tenant. Landlord may require adequate security from Tenant assuring mechanic's liens on account of work done on the premises by Tenant. Landlord may also require adequate security to assure Landlord that the premises will be restored to its original condition upon termination of the lease.

    10. APPROVAL OF CHANGES-SIGN APPROVAL
    Landlord must approve in writing any sign to be placed in or on the leased premises, regardless of size or value and/or all addition, change or alteration to the exterior of the leased premises. Prior to the cutting of any holes in the roof or prior to any work being performed and/or any equipment being installed on the roof by Tenant, the prior written approval of Landlord is to be obtained by Tenant. If Tenant fails to get such prior written approval, then any roof repairs required shall be the responsibility of Tenant. Landlord must approve in writing any other improvements, additions, alterations and/or changes to the lease of said premises in excess of Two Thousand and 00/100 Dollars ($2,000.00). As a condition to the granting of such approval, Landlord shall have the right to require Tenant to furnish a bond or other security acceptable to Landlord sufficient to insure completion of and payment for any such work to be so performed.

    11. CARE OF LEASED PREMISES -RESPONSIBILITY OF TENANT
    During the term of the Lease, Tenant agrees to keep and maintain the interior of the leased premises, including the plumbing, healing, air conditioning and electrical systems, in good condition and repair at Tenant's cost and expense. Tenant further agrees at the end of the term to return the leased premises to Landlord in substantially as good condition as when received except for usual and ordinary wear and tear. Tenant further agrees to be responsible for any repairs and/or maintenance required for any part of the improvements of which the leased premises are a part where such repair and/or maintenance is necessitated by actions or inaction of Tenant on the leased premises.

    12. MAINTENANCE RESPOSIBILITY OF LANDLORD
    Except as herein otherwise provided for, Landlord shall keep and maintain the roof and/or exterior of building, the exterior grounds and all common areas of the improvements of which the leased premises are a part in good repair and condition.

    13. COMMON AREA CHARGES
    See Addendum Paragraph 47

    14. CONTROL OF COMMON AREAS
    All parking areas, driveways, entrances and exits, common areas and other facilities furnished by Landlord in, on or near the improvements of which the leased premises are a portion, shall at all times be subject to the exclusive control and management of Landlord, notwithstanding that Tenant's employees and/or customers may have a nonexclusive right to the use thereof. Landlord shall have the right from time to time to establish, modify and enforce reasonable rules and regulations with respect to said facilities and areas.

    15. USE OF PREMISES AND CARE OF GROUNDS-TENANT
    Tenant shall conform to all present and future laws and ordinances of any governmental authority having jurisdiction over the leased premises. Tenant shall not allow any accumulation of trash or debris on the leased premises within any portion of the improvements of which the leased premises are a part. All receiving and delivery of goods and merchandise and all removal of garbage and refuse shall be made only by way of the rear and/or other service doors provided therefor. In the event the leased premises shall have no such door, then these matters shall be handled in a manner satisfactory to Landlord. No storage of any material outside of the leased premises shall be allowed unless first approved by Landlord in writing, and then in only such areas as are designated by Landlord. Tenant shall not commit or stuffer any waste on the leased premises, nor shall Tenant permit any nuisance to be maintained on the leased premises or permit any disorderly conduct, common noise or other activity having a tendency to annoy or disturb any occupants of any part of the improvements of which the leased premises are a part and/or any adjoining property.

    16. LIABILITY FOR OVERLOAD-TENANT
    Tenant shall be liable for the cost of any damages to the leased premises, the improvements of which the leased premises are a part of the sidewalks and pavements adjoining the same which will result from the movement of heavy articles. Tenant shall not unduly load or unload the floors or any part on any part of the leased premises.

    17. GLASS AND DOOR RESPONSIBILILLY--TENANT
    All glass and doors on the leased premises shall be the responsibility of the Tenant. Any replacement or repair shall be promptly completed at the expense of the Tenant.

    18. RULES AND REGULATIONS
    Landlord reserves the right to adopt and promulgate rules and regulations applicable to the leased premises and the land and improvements of which the leased premises are a part and from time to time to amend or supplement said rules or regulations. Notice of such rules and regulations and amendments and supplements thereto shall be given to Tenant, and Tenant agrees to comply with and observe such rules and regulations and amendments and supplements thereto, provided, however, the same apply uniformly to all tenants of the improvements of which the leased premises are a part.

    19. USE OF PREMISES
    Tenant shall use the leased premises as general office, warehouse, and distribution, of motors, and related products, and for no other purpose whatsoever except with the written consent of the Landlord.

    20. PAKKING
    Throughout the term. of this Lease, Landlord shall provide a reasonable area for off-street parking, if available, and a part of the properly being leased for use of customers or tenant in-common with customers of other occupants or other portions of the improvements of which the leased premises are a part, Tenant shall park all vehicles of whatever type used by Tenant and/or Tenants employees only in those areas which are designated by Landlord for this purpose, and Tenant accepts the responsibility of seeing that Tenant's employees park only in such areas as are so designated.

    21. INSURANCE - RESPONSIBILITY OF TENANT
    Tenant shall procure, pay for and maintain comprehensive public liability insurance providing coverage from any loss or damage occasioned by an accident or casualty, about or adjacent to the leased premises, which policy shall be written on an "occurrence basis" with limits of not less than $ 1,000,000.00 liability coverage and $500,000.00 property damage coverage.
In addition thereto, Tenant shall, at all times, procure, pay for and maintain fire and liability insurance coverage on the leased premises. Certificates of such insurance shall be delivered to Landlord annually and shall provide that said coverage shall not be, modified, reduced or canceled without thirty (30) days' prior written notice thereof being given to Landlord. If Tenant uses, in the leased premises, any kind of steam or other high-pressure boiler or other apparatus which present any possibility of damage to the leased premises or the improvements of which the leased premises are a part or the life or limb of persons having such premises, Tenant agrees to carry appropriate boiler insurance in all amount satisfactory to Landlord to indemnify against any loss resulting from any explosion or other damage or liability.

    22. INSURANCE-RESPONSIBILITY OF LANDLORD
    The Landlord shall be responsible for and shall have in effect at all times fire extended coverage and vandalism and malicious mischief insurance in such amounts as shall be determined appropriate by Landlord.

    23. REGULATIONS ON USE-TENANT RESPOSIBILITY
    It shall be Tenant's sole and exclusive responsibility to meet all regulations and laws of any governmental body having jurisdiction over the leased premises as such regulations affect Tenant's operations, all at Tenant's sole cost and expense. Tenant further agrees not to install any electrical equipment that overloads any electrical paneling, circuitry or wiring, and further agrees to comply with the requirements of the insurance underwriter or any governmental authorities having jurisdiction thereof.

    24. DAMAGE TO LEASE PREMISES
    In the event the leased premises and/or the improvements of which the leased premises are a part shall be totally destroyed by any fire or other casualty or so badly damaged that, in the opinion of Landlord, it is not feasible to repair or rebuild same, Landlord shall have the right to terminate this Lease upon written notice to Tenant. If the leased premises shall be partially damaged by fire or other casualty, except if caused by Tenant's negligence, and said leased premises is not rendered untenantable thereby, as determined by Landlord, all appropriate reduction of the rent shall be allowed for the unoccupied portion of the leased premises until repair thereof shall be substantially completed. If the leased premises is rendered untenantable thereby, except if caused by Tenant's negligence, Tenant may, at its election, terminate this Lease as of the date of the damage. If Tenant elects not to terminate the Lease, the rent shall abate in proportion to the loss of use of the leased premises by Tenant during such untenantability.

    25. INSPECTION OF AND RIGHT OF ENTRY TO LEASED PREMISES
    A. The premises shall be deemed ready for occupancy upon substantial completion of the leased premises and improvements (as shown in "Exhibit B" and "Exhibit C"), Tenant may inspect the leased premises and will accept the same in the condition that exists will the exception of any minor punch list items.

    B. Landlord, and/or Landlord's agents and employees, shall have the right to enter the leased premises at all times during regular business hours and, at all time during emergencies, to examine the leased premises, to make such repairs, alterations, improvements or additions as Landlord may deem necessary or desirable, and Landlord shall be allowed to take all materials into and upon said premises that may be required therefore without the same constituting an eviction of Tenant in whole or in part, and the rent reserved shall in no way abate while such repairs, alterations, improvements or additions are being made, by reason of loss or interruption of business of Tenant or otherwise. During the six months prior to the expiration of the term of this Lease or any renewal thereof, Owner may exhibit the premises to prospective tenants and/or purchasers and may place upon the leased premises the usual notices indicating the leased premises are for lease and/or sale.

    26. DEFAULT- REMEDIES OF LANDLORD
    If Tenant shall default in the payment of rent or in the keeping of any of the terms, covenants or conditions of this Lease to be kept and/or performed by Tenant, Landlord, may immediately, or at any time thereafter, re-enter the leased premises, remove all persons and property therefrom, Without being liable to indictment, prosecution for damage therefore, or for forcible entry and detainer and repossess and enjoy the leased premises, together with all additions thereto or alterations and improvements thereof. Landlord may, at its option, at any time and from time to time thereafter, relet the leased premises or any part thereof for the account of Tenant or otherwise, and receive and collect the rents therefore and apply the same, first to the payment of such expenses as Landlord may have incurred in recovering possession and for putting the same in good order and condition for re-rental, and expense, commissions and charges paid by Landlord in reletting the leased premises. Any such reletting may be for the remainder of the term of this Lease or for a longer or shorter period. In lieu of reletting such leased premises, Landlord may occupy the same or cause the same to be occupied by others, whether or not the leased premises or any part thereof be relet. Tenant shall pay the Landlord the rent, and all other charges required to be paid by Tenant up to the time of the expiration of this Lease or such recovered possession, as the case may be, and thereafter. Tenant, if required by Landlord, shall pay to Landlord until the end of the term of this Lease, the equivalent of the amount of all rent reserved herein and all other charges required to be paid by Tenant, less the net amount received by Landlord for such reletting, if any. If the leased premises shall be reoccupied by Landlord, then, from and after the date of repossession, Tenant shall be discharged of any obligations to Landlord under the provisions hereof for the payment of rent. In event of any default by Tenant, and regardless of whether the premises shall be relet or possessed by Landlord, and fixtures, additions, furniture, and the like then on the premises may be retained by Landlord.
In the event Tenant is in default under the terms hereof and, by the sole determination of Landlord has abandoned the leased premises, Landlord shall have the right to remove all the Tenant's property from the leased premises and dispose of said property in such a manner as determined best by Landlord, all at the cost and expense of Tenant and without liability of Landlord for the actions so taken. In the event all assignment of Tenant's business or property shall be made for the benefit of creditors or, if the Tenants leasehold interest under the terms of this Agreement shall be levied upon by execution or seized by virtue of any writ of any court of law, or if application be made for the appointment of a receiver for the business or property of Tenant, or, if a petition in bankruptcy shall be filed by or against Tenant, then and in any such case, at Landlord's options, with or without notice, Landlord may terminate this Lease and immediately retake possession of the leased premises without the same working any forfeiture of the obligations of Tenant hereunder. In addition to remedy granted to Landlord by the terms hereof, Landlord shall have available any and all rights and remedies available under the Statutes of the State of Colorado. No remedy herein or otherwise conferred upon or reserved to Landlord shall be considered exclusive of any other remedy but shall be cumulative and shall be in addition to every other remedy given hereunder or now or hereafter existing at law or in equity or by Statute. Further, all powers and remedies given by this Lease to Landlord may be exercised, from little to time, and as often as occasion may arise or as may be deemed expedient. No delay or omission of Landlord to exercise any right or power arising from any default shall impair any such right or power or shall be considered to be a waiver of any such default or acquiescence thereof The acceptance of rental by Landlord shall not be deemed to be a waiver of any breach of any of the covenants herein contained or of any of the rights of Landlord to any remedies herein given.

    27. LEGAL PROCEEDINGS -RESPONSIBILITIES
    In the event of proceeding at law or in equity by either party hereto, and if the non-defaulting party shall pursue his rights through legal proceedings, then the defaulting party shall pay all costs and expenses, including all reasonable attorney's fees incurred by the non-defaulting party in pursuing such remedy in the event such non-defaulting party is awarded substantially the relief requested.

    28. HOLD HARMLESS OF TENANT
    Tenant will indemnify and hold Landlord harmless from and against any and all claims, losses, expenses, costs, judgments and/or demands arising from the conduct of Tenant on the leased premises and/or on account of any operation or action by Tenant and/or from and against all claims arising from any breach or default on the part of Tenant or any act of negligence of Tenant, it agents, contractors, servants, employees, licensees, or livitees; or any accident, injury or death of any person or damage to any property in or about the leased premises.

    29. ASSIGNMENT OR SUBLETTING
    Tenant may not assign the Lease or sublet the leased premises without the consent of Landlord; such consent shall not be unreasonably withheld provided, however, no such assignment or subletting shall relieve Tenant of any of its obligations hereunder, and performance of the covenants herein by subtenants shall be considered as performance pro tanto by the Tenant.

    30. WARRANTY OF TITLE
    Landlord covenants it has good right to lease the leased premises in the manner described herein and that Tenant shall peaceably and quietly have, hold, occupy, and enjoy the premises during the term of the Lease.

    31. ACCESS
    Landlord shall provide Tenant non-exclusive access to the leased premises through and across land and/or other improvements owned by Landlord. Landlord shall have the right to designate, during the term of this Lease, all such non-exclusive access and other common facilities of the land and/or improvements of which the leased premises are a part,

    32. GOVERNMENTAL ACQUISITION OF PROPERTY
    The parties agree that Landlord shall have complete freedom of negotiation and settlement of all matters pertaining to the acquisition of the property by any governmental body, it being understood and agreed that any financial settlement respecting land to be taken whether resulting from negotiation and agreement or condemnation proceedings, shall be the exclusive property of Landlord, there being no sharing whatsoever between Landlord and Tenant of any start received in settlement. In the event of any such governmental taking, Landlord shall have the right to terminate this Lease on the date possession is delivered by the governmental body. Such taking of the property by a governmental body shall not be a breach of this Lease by Landlord, nor give rise to any claims to Tenant for damages or compensation from Landlord.

    33. CHANGES AND ADDITIONS TO IMPROVEMENT
    Landlord reserves the right at any time to make alterations or additions to the improvements of which the leased premises are a part and/or to build additions or other structures adjoining said improvements. Landlord also reserves the right to construct other buildings and/or improvements in the immediate area of the improvements in which the leased premises are located and to make alterations or additions thereto, all as Landlord shall determine. Easements for light and air are not included in the leasing of the leased premises to Tenant. Landlord further reserves the exclusive right to the roof of the improvements of which the leased premises are a part except as provided for in this Lease Agreement. Landlord also reserves the right at any time to relocate, vary and adjust the size or any of the improvements, parking areas or other common areas relating to the land and/or improvement to which the leased premises are a part, provided, however, that all such changes shall be in compliance with the minimum requirements of governmental authorities having jurisdiction over the properly.

    34. SUBORDINATION
    The Tenant agrees that its Lease rights will be subordinate to those of any lending institutions making any loan upon the real property of which the leased premises are a part. Tenant further agrees to sign reasonable documents reflecting this subordination when and if requested by the Landlord.

    35. OPTION TO EXTEND
    Upon full all complete performance of all the terms, covenants and conditions herein contained by Tenant and payment of all rental due under the terms hereof, Tenant shall be given the option to renew this Lease for an additional term of three (3) years. In the event Tenant desires to exercise said option, Tenant shall give written notice of such fact to Landlord not less than ninety (90) days nor more than one hundred twenty (120) days prior to the expiration of the then-current term of this Lease. In the event of such exercise, this Lease Agreement shall be deemed to be extended for the additional period; provided, however, Landlord shall have the right to increase the basic monthly rental to the current market rate. Any such increased rental shall be subject to adjustments and be payable as herein provided for.
Landlord shall further have the right to make any further adjustments and/or assessment of charges against Tenant as herein provided for. In the event of exercise of said option, any funds retained by Landlord as herein provided for shall be continued to be so held subject to the same terms and conditions.

    36. GUARANTEE AND FINANCIAL STATEMENTS

    37. INTEREST ON PAST-DUE OBLIGATIONS
    Any amount due to Landlord not paid shall bear interest at one and one-half percent (1 1/2%) per month from due date until paid. Payment of such interest shall not excuse or cure any default by Tenant under this Lease.

    38. LATE CHARGE
    The Landlord shall have the right to collect from Tenant, in addition to any amounts due under paragraph 37 above, a monthly collection service charge for any payment due to Landlord hereunder which is delinquent ten days or longer, said charge being Twenty Five and no/100ths Dollars ($25.00) or five percent (5%) of said payment, whichever sum shall be greater.

    39. MEMORANDUM OF LEASE-RECORDING
    The parties hereto agree this Lease shall not be recorded in the office of the Clerk and Record of the county in which the leased premises is located. In order to affect public recordation, the parties hereto may, at the time this Lease is executed, agree to execute a Memorandum of Lease incorporated therein by reference the terms of this Lease, but deleting therefrom any expressed statement or mention of the amount of rent herein reserved, which instrument may be recorded by either party in the office of the Clerk and Recorder of the county in which the leased premises is located.

    40. NOTICE PROCEDURE
    All notices, demands and requests which may or are required to be given by either party to the other shall be in writing and such that are to be given to Tenant shall be deemed to have been properly given if served on Tenant or an employee of Tenant or sent to Tenant by United States registered mail, return receipt requested, properly sealed, stamped, and addressed to Tenant at Bonded Motors. 7522 S. Maie Ave. Los Angeles, CA 90001 Attn: Aaron Landon , or at such other place as Tenant may from time to time designate in a written notice to Landlord; and, such as are to be given to Landlord shall be deemed to have been properly given if personally served on Landlord or if sent to Landlord, United States registered mail, return receipt requested, properly sealed, stamped and addressed to Landlord at KEW Management Corporation- 1001 South Monaco Parkway, Suite 310. Denver, Colorado 80224 , or at such other place as Landlord may from time to time designate in a written notice to Tenant. Any notice given by mailing shall be effective as of the date of mailing as shown by the receipt given therefor.

    41. CONTROLLING LAW
    The Lease, and all terms hereunder, shall be construed consistent with the laws of the State of Colorado. Any dispute resulting in litigation hereunder shall be resolved in court proceedings instituted in Adams County and in no other jurisdiction.

    42. BINDING UPON SUCCESSORS
    The covenants and agreements herein contained shall bind and inure to the benefit of Landlord and Tenant and their respective successors. This Lease shall be signed by the parties in duplicate, each of which shall be a complete and effective original Lease.

    43. PARTIAL INVALIDITY
    If any term, covenant or condition of this Lease or the application thereof to any person or circumstance shall, to any extent, be invalid or unenforceable, the remainder of this Lease or the application of such term, covenant or condition to persons and circumstances other than those to which it has been field invalid or unenforceable, shall not be affected thereby, and each term, covenant and condition of this Lease shall be valid and shall be enforced to the fullest extent permitted by law.

    44. CONDITION OF SPACE
    With the exception of the changes, additions and corrections herein noted, Tenant agrees to accept this space "as is". Any changes desired by Tenant in addition to those listed and agreed to by Landlord shall be done at the sole expense of the Tenant unless otherwise agreed in the addendum to this Lease attached hereto, or as noted in Paragraph 46.

    45. REAL ESTATE COMMISSION

    A.  FIRST TERM OF LEASE
    The parties hereto acknowledge that a real estate commission is owing by the Landlord and shall be paid to Senter & Co. The amount of such commission is Three Thousand Eight Hundred Twenty Five and 00/100ths Dollars representing the commission for the initial lease term. Such amount is due and payable in full upon execution of the Lease.

    46. MISCELLANEOUS
    All marginal notations and paragraph headings are for purposes of reference and shall not affect the true meaning and intent of the terms hereof. Throughout this Lease, wherever the words "Landlord" and "Tenant" are used, they shall include and imply to the singular, plural, persons both male and female, companies, partnerships and corporations, and in reading said Lease, the necessary grammatical changes required to make the provisions hereof mean and apply as aforesaid shall be made in the same manner as though originally included in said Lease.

See Addendum "A", Paragraphs 47 - 64, attached hereto and incorporated herein

IN WITNESS WHEREOF, the parties have executed this Lease as of the date hereof.


                                       LANDLORD: KEW MANAGEMENT CORPORATION
                                             By: /S/KEW MANAGEMENT CORPORATION
                                                -----------------------------

                                       TENANT:   BONDED MOTORS
                                             By: /S/BUDDY MERCER
                                                 ----------------------------

                               ADDENDUM " A "

THIS ADDENDUM is attached hereto and forms a part of that certain lease dated
   , 1996 by and between Kew Management Corporation , hereinafter referred to as "Landlord," and Bonded Motors , hereinafter referred to as "Tenant," covering approximately 7,500 square feet of office and warehouse space located at 5750 East 58th Avenue. Unit K. Commerce City, CO 80022.

    47. Operating Expenses. The rental charged for the premises includes the sum of ($1.03) per square foot per year to cover a pro rata share of Landlord' projected operating expenses of the premises, land underneath and surrounding the same, and the parking areas for the calendar year in which the term of this Lease begins. The operating expenses included, but are not limited to all professional management fees, all general and specific real estate or ad valorem taxes and insurance, Operating and maintaining the facilities shall include snow removal, line painting, care of grass, shrubs and plants, payment of water and sewer charges and general maintenance of all areas and facilities provided by the Landlord for the common use of the occupants of the premises. Tenant shall pay to Landlord, as additional rent, a proportionate share of the amount, if any, by which Landlord's operating expenses exceed Landlord's projected operating expenses during the lease term calculated by dividing the amount such actual operating expenses exceeded the project's operating expenses by the number of square feet in the complex (32,500) square feet and multiplying the resulting per square foot increase by the number of square feet in the premises (7,500) square feet to determine Tenant's pro rata share of such amount. Tenant shall reimburse Landlord for the amount, if any, of such excess within fifteen (15) days after receipt of written notification thereof, which notification shall include computation of the amount due Landlord by Tenant. Tenant upon written notification to Landlord shall have the right to review respective valuations of operating expenses exceeding the projected operating expenses as described above. All determination's by Landlord pursuant to this paragraph shall be conclusive. Until Tenant is advised of the adjustment in the rent, if any, pursuant to the provisions of this paragraph, Tenants monthly rental shall continue to be paid at the then current rate (including all prior adjustments to the operating expenses). Operating expenses shall be capped at an increase of five percent (5%) per year excluding, taxes and insurance.

    48. Tenant Improvements/Failure to Give Possession

    48.1 Landlord at its sole cost and expense, shall:
              *Build-out warehouse area as per the attached "Exhibit B" and
               "Exhibit. C".
              *Build-out the office area as to the attached plan and
               Landlord's Work shown as "Exhibit B" and "Exhibit C" respectively.

         It is mutually understood and agreed between Landlord and Tenant that Tenant anticipates making certain minor leasehold Improvements including but not limited to the following.
             (a) Drywall coverage (interior surface, only) of the southmost glass personnel door within the demised premises.
             (b) Application of a qualify floor seat to the entire warehouse area.
         Said improvements shall be accomplished at Tenant's sole expense using quality materials and skilled workmanship.

    48.2 In the event that the premises is not ready for occupancy on the estimated occupancy date of January 1, 1997 due to a delay in the anticipated completion of Tenant Finish as described in this paragraph, the lease shall continue in full force and effect except that the provision for payment of rent shall be waived on a daily basis until the date of substantial completion.

    49. Option to Renew - Non applicable.

    50. Exculpation. Not withstanding anything to the contrary contained herein, Landlord's liability under this lease shall be limited strictly to its interest in the Land and Improvements located at 5750 East 58th Avenue, Commerce City, CO 80022 at which the leased premises is a part.

    51. Tenant's Personal Property. Landlord shall not bear any responsibility whatsoever for any of Tenant's personal property used or kept on the leased premises. Any losses suffered by Tenant for Tenant's personal property because of fire, theft, vandalism or any other risk shall be born solely by Tenant.

    52. Lien Protection. Tenant shall keep the premises free of mechanics liens. Tenant shall defend against all such liens, and if Tenant fails to do so, Landlord may do so at Tenant's expense.

    53. Hazardous Materials - Environmental Compliance. Tenant, its agents, employees, contractors and invitees shall use the Premises and conduct any operations thereon in compliance with all applicable federal, state and local environmental statutes, regulations, ordinances and any permits, approvals or judicial or administrative orders issued thereunder.

    53.1 Landlord represents and warrants as follows:
         (a) At no time have the premises been used for the generation, storage or disposal of hazardous Materials or as a land-fill or other waste disposal site. There are not now, nor have there ever been, underground storage tanks on the premises.

         (b) Landlord and the Premises are in full compliance with all laws, regulations, rules, or requirements of law of the Federal, State and local municipalities relating to the pollution or protection of the environment (including without limitation, air, water and land) and with all permits or licenses issued thereunder. No event has occurred which, would constitute non-compliance with such environmental laws.

         (c) There are no agreements, consent orders, decrees, judgments, license or permit conditions, or other directives, issued by a municipal department or agency which relate to the future use of the Premises or require any, change in the present condition or the Premises.

         (d) There are no actions, suites, claims or proceedings relating to a violation or non-compliance with any environmental law or with respect to the disposal, discharge or release of Hazardous Materials at or from the Premises.

         (e) Landlord has not received any notice from its insurance carrier or mortgagee as to recommendations made regarding Hazardous Materials at the Premises, and Landlord has not been denied insurance coverage (nor has any insurance coverage been canceled) by reason of Hazardous Materials at the Premises.

    53.2 Landlord covenant that it will not, prior to closing:
         (a) Make any change in the present use of the Premises.
         (b) Generate, store or dispose of Hazardous Materials, in a manner not legally permitted or authorized, on or from fire Premises nor permit others to do so.

    54. Environmental Hazards. Tenant covenants that:

    54.1 No Hazardous Substances (as hereinafter defined) shall be generated, treated, or stored of disposed of, or otherwise deposited in or located on the Premises, including without limitation, the surface and subsurface waters of the Premises. Except those substances incidental and used in Tenants business trade provided those substances are handled, stored and disposed of in accordance with all applicable laws.

    54.2 No activity shall be undertaken on the Premises which would cause:

         (a) The Premises to become a hazardous waste treatment, storage or disposal facility within the meaning of, or otherwise cause the Promises to be in violation of the Resource Conservation and Recovery Act ("RCRA"), 42 U.S.C. Section 6901 et seq., or any similar state law or local ordinance;

         (b) A release or threatened release from any source on the Premises of Hazardous Substances within the meaning of, or otherwise cause the Premises to be covered by, the Comprehensive Liability Act ("CERCLA"), 42 U.S.C. Section 9601 et seq., or any similar state law or local ordinance or any other environmental law;

         (c) The discharge of pollutants or effluents into any water source or system, or the discharge into the air of any emissions which would require a permit under the federal water Pollution Control Act ("FWPCA"), 33 U.S.C. Section 1251 et seq., or the Clean Air Act ("CAA"), 42 U.S.C Section 7401 at seq., or any similar state law or local ordinance;

         (d) There shall be no substances or conditions in or on the Premises which may support a claim or cause of action under RCPA, CERCLA, any other federal, state or local environmental statutes, regulations, ordinances or other environmental regulatory requirements or under any common law claim relating to environmental matters, or could result in recovery by any governmental or private party of remedial or removal costs, natural resources damages, property damages in personal injuries of other costs, expenses or damages, or could result in injunctive relief arising from any alleged injury or threat of injury to health, safety or the environmental; and

        (e) There shall be no underground storage tanks or release or threatened releases from such tanks located on the Promises.

        For the purposes of this Lease, "Hazardous Substance" shall mean any and all hazardous or toxic substances, hazardous constituents, contaminants, wastes, pollutants or petroleum (including without limitation crude oil or any fraction thereof including without limitation hazardous or toxic substances, pollutants and/or contaminants as such terms are defined in CERCLA or RCA; asbestos or material containing asbestos; and PCBs, PCB articles, PCB containers, PCB article containers, PCB equipment. PCB transformers or PCB contaminated electrical equipment (as such terms are defined in Part 761 or Title 40, Code of Federal Regulations).

    55. Cleanup Obligation. If it is discovered that any Hazardous Substances or other materials described in Article 54.0 above have been deposited, released, discharged or otherwise caused to exist, on or from the Premises in violation of the provisions of Article 54.0 above, then Tenant agrees within a reasonable time to remove, clean up or take such other remedial action with regard to such substances as may be required by applicable law or regulations. Any such remedial action shall be the sole responsibility of Tenant and shall be conducted at Tenant's sole cost and expense. If Tenant fails to commence or diligently pursue such remedial action in Landlord's sole judgment, then after a notice to Tenant, Landlord may either declare an event of default under this Lease and exercise any and all remedies hereunder, or cause the taking of such remedial action as may be required at Tenants sole cost and expense, Tenant grants to Landlord and its agents and employees access to the Premises and the license to carry out such remedial action.

    56. Environmental Notice. Tenant shall give Landlord prompt notice of any of the following occurrences arising with regard to the Premises or Tenant's activities thereon:

    56.1 Any spill, release, threatened release or other occurrence that would constitute a violation of the provision of Articles 53.0 and 54.0 above;

    56.2 The notification of any of the events set forth in Article 56.1 above to any federal, state or local governmental agency or authority;

    56.3 Any notices, claims or allegations of environmental violations or contamination received from any federal, state or local governmental agency or authority of the filing or commencement of any judicial or administrative proceeding by any such agency; or

    56.4 The filing or threatened filing of any judicial or administrative proceeding by any private party alleging injury or threat of injury to property, health, safety or the environment.

    57 Indemnity.

    57.1 Tenant hereby agrees to indemnify, defend and hold harmless the Landlord and its agents, affiliates, officers. directors and employees (all of such entities and persons being referred to herein individually as "Indemnified Person" and collectively as the "Indemnified Parties") from and against any and all liability, claims, demands, actions and causes of action, whatsoever (including without limitation reasonable attorney's fees and expenses and costs and expenses reasonably incurred to which any Indemnified Person may be subject insofar as they arise out of or relate to any alleged contamination of the Premises or alleged violation of environment statutes arising from any violation of Tenant's obligations under Articles 53.0 through and including Article 56.0 above

    57.2 Those costs, damages, liabilities, losses, claims, expenses (including without limitation attorney's fees and disbursements) for which the Indemnified Parties are indemnified hereunder shall be reimbursable as incurred without any requirement of waiting for the ultimate outcome of any litigation, claim or other Proceeding, and Tenant shall pay such costs, expenses, damages, liabilities, losses, claims, expenses (including without limitation attorney's fees and disbursements) as incurred by Landlord or other Indemnified Persons within fifteen (15) days after notice itemizing the amounts incurred to the date of such notice.

    58. Survival. The obligations of Tenant set forth in this Article 53.0 shall survive the expiration or termination a the term of this Lease or the exercise by Landlord of any of its remedies hereunder.

    59. Subordination, Estoppel Letter and Attornment. Tenant shall at any time, and from time to time, upon not less than ten (10) days prior written notice from Landlord, execute, acknowledge, and deliver to Landlord a statement in writing, certifying that this Lease is unmodified and in full force and effect (or, if modified, stating the nature of such modification and certifying that this lease as so modified, is in full force and effect) and the dates to which rent and other charges are paid in advance, if any, and acknowledging that there are not, to Tenant's knowledge, any uncured defaults on the part of the Landlord hereunder, or specifying such default, if any are claimed, or acknowledging to any mortgagee that Tenant will not modify or amend this Lease without consent of such mortgagee, and certifying as to such other matters Landlord may reasonably request.
        In the event that Landlord or its principal sells, conveys, transfers or grants the Building or the premises to and by person, firm, corporation, company, or entity during the term hereby demises, Tenant agrees to attorn to such new owner, and Landlord and its principal shall be released from performance hereunder.

    60. Default. Three (3) days notice for rent default shall be given. For any other default Tenant shall have thirty (30) days to cure unless such default cannot be reasonably cured within thirty (30) days in which event Tenant must diligently proceed to cure the default.

    61. Subordination. Upon change of ownership through foreclosure or otherwise, the Purchaser shall not disturb Tenant's peaceful possession of the Premises providing Tenant is not in default under this lease.

    62. Waiver of Subrogation. Tenant and Landlord in consideration of the execution of this Lease, do herewith and hereby release and relieve the other for loss or damage arising out of or incident to the perils of fire, explosion, or any other peril described in "extended coverage" insurance endorsements approved for use in the State of Colorado which occurs, in, on or about the said Premises, whether due to negligence of any parties, their agents or employees or otherwise. This agreement shall apply to events involving such perils, which occur after this date and before this agreement is terminated in writing.

    63. Rent Payment and Escalation. The monthly rent and operating expenses will be paid in the amounts and on the dates listed below:

        January 1, 1997 to December 31, 1997 S2,500.00 per month January 1. 1998 to December 31, 1998 $2,656.25 per month January 1, 1999 to December 31, 1999 S2,812.50 per month

    64. Access prior to Commencement. It is mutually agreed and understood that the commencement date of this lease agreement shall be effective upon substantial completion of the improvements. Landlord agrees that upon execution of this agreement by all parties concerned, Tenant will be allowed access to the demised premises, rent free, until said commencement date, for the express purpose or making leasehold improvements.

                       NOICE TO OWNERS AND PROSPECTIVE
                            TENANTS AND BUYERS OF
                         REAL PROPERTY REGARDING THE
                       AMERICANS WITH DISABILITIES ACT


Please be advised that an owner or tenant of real property may be subject to the Americans With Disabilities Act (the ADA), a Federal law codified at 42 USC 121 01, et seq. Among other requirements of the ADA that could apply to your property, Title III of the ADA requires owners and tenants of "public accommodations" to remove barriers to access by disabled persons and provide auxiliary aids and services for hearing, vision or speech impaired persons by January 26, 1992. The regulations under Title III of the ADA are codified at 28 CI-R Part 36.

We recommend that you and your attorney review the ADA and the regulations, and, if appropriate, your proposed lease or purchase agreement, to determine if this law would apply to you, and the nature of the requirements. These are legal issues. You are responsible for conducting your own independent investigation of these issues. Please acknowledge your receipt of this notice by signing and dating if below, Thank you.


Received this,  day Of August, 1995

/S/KEW MANAGEMENT CORP.
-----------------------
Lessor Signature
Kew Management Corporation
1001 S. Monaco Parkway. Suite 310, Denver, CO 80224

Received this 5th day of Dec.,1996

/S/BUDDY MERCER
-----------------------
Lessee Signature

                                  EXHIBIT C
                               LANDLORD'S WORK


The Landlord's Work outlined below is based upon the drawings herein set forth as "Exhibit B". As such, Landlord's Work will be limited to the work set forth herein. The Tenant shall be responsible for all costs associated with any delays caused by additional work requests, changes to the original plans or any other request which deviate from the original plan and construction bid, per "Exhibit B"

    PLANS: Landlord will provide the required blueprints for the construction to complete Tenant's build-out.

    WALLS: Warehouse Area: Drywall demising walls per code, fire taped. Office Area: Per code, taped, sanded and painted.

    PARTITIONS:  Office Area: Landlord will provide one 400 square foot room with one bathroom as per plan (Exhibit B).

    FLOORING:    Warehouse Area: Concrete floor to a smooth finish.
                 Office Area: Standard industrial grade carpet provided in office, VCT provided in bathroom.

    DOORS: Warehouse Area: Three (3) drive-in doors , three (3) exit man doors
                 Office Area: Office entry door to be glass. Interior office doors - 2 paint grade, solid core 1 3/4" wood.

    BUILT-IN'S:  None

    CEILING:     Warehouse Area: Open floor to deck ceiling.
                 Office Area: 2'x 4'aconstic ceiling tiles at a height of 8'.

    LIGHTING:    Warehouse Area: (6) 8' fluorescent fixtures.
                 Office Area: standard 2'x4' fluorescent fixtures.

    ELECTRICAL:  Warehouse Area: Standard 200 amps, 220V, 3 phase service with one panel per plan. Landlord will provide limited 110 outlets to be determined, Any upgrade in additional service, outlets lighting, electrical boxes, separate lines for specific equipment (i.e. dedicated circuits) will be at Tenant's expense.

                 Office Area: (5) 110 duplex receptacles

    SPRINKLERS:  Standard fire sprinkler system

    WASHROOM:    One (1) toilet, (1) lavatory

                 Washrooms shall have standard hot and cold water lines, hot water heater, VCT flooring, painted drywall, handicap handrail, and acoustic tile ceiling at a height of 8'. Placement of fixtures, and size of doors to meet handicap code requirements. Washrooms will remain in position where drains are laid out.
                 Should Tenant desire to relocate the washroom, then any and all expenses to do so will be born by Tenant.

    HEATING & AIR
    CONDITIONING:Warehouse Area: Landlord will provide Three (3 ) Reznor F130 unit gas heaters as per plan.
                 Office Area: Landlord will provide a heating and air conditioning system.

Tenant is responsible for any and all utility and equipment connections, deposits, impact fees and assessments imposed by any governmental authority with respect to the use of these premises, and any and all work not provided by Landlord.

It is Landlord's intention to provide Tenant with a basic build-out. All decorator items, designer soffits, upgraded items, interior changes, cabinetry, additional sinks, built-ins, additional HVAC, additional work required specific to a piece of equipment, Finishing decor, improvements, fixtures and equipment, not listed above, is the responsibility of the Tenant.

                                Exhibit 10.11

                               LEASE AGREEMENT

THIS LEASE AGREEMENT (the "Lease") is entered into this 11 day of February 1997, between Kidder Industrial ("Landlord") and Bonded Motors ("Tenant"). Landlord and Tenant agree as follows:

1. LEASE SUMMARY AND EXHIBITS.

   a. Leased Premises. The leased premises (the "Premises") consist of the real property legally described on attached Exhibit A, and all improvement thereon.

   b. Lease Commencement Date. The Lease shall commence on April 1, 1997, or such earlier or later date as provided in Section 3 (the "Commencement Date").

   c. Lease Termination Date. The Lease shall terminate on April 1, 2000, or such earlier or later date as provided in Section 3 (the "Termination Date").

   d. Base Rent. The base monthly rent shall be: $1750.00. Rent shall be payable at Landlord's address shown in Section 1(h) below, or such other place designated in writing by Landlord.

   e. Prepaid Rent. Upon execution of this Lease, Tenant shall deliver to Landlord the sum of $1750.00 as prepaid rent, to be applied to the Rent due for the 1st month of the Lease.

   f. Security Deposit. The amount of the security deposit is $1750.00.

   g. Permitted Use. The Premises shall be used only for WAREHOUSING & DISTRIBUTION ONLY (NO REBUILDING OR MANUFACTURING OF ANY KIND).

   h. Notice and Payment Addresses:
   Landlord:  KIDDER INDUSTRIAL 3223 C. ST N.E. BAY 2 AUBURN, WA 98002
              Fax No.: (206) 735-9319
   Tenant:    Bonded Motors
              Fax No.: (213) 589-2900

   i. Lease Commission. Landlord shall pay a commission to BILL RUTLEDGE ("Landlord's Broker") in the amount stated in a separate listing agreement of, if there is no listing agreement, then (check one)
   [x]5.00% (complete only one) of the gross rent payable pursuant to section 1(d) or
   [ ]per square foot of the Premises. The commission shall be earned upon occupancy of the Premises by Tenant, and paid one-half upon execution of this Lease and one-half upon occupancy of the Premises by Tenant. Landlord's Broker shall pay to ("Tenant's Broker") the amount stated in a Separate agreement between them or, if there is no agreement, (complete only one) of the commission paid to Landlord's Broker, within five (5) days after receipt by Landlord's Broker.

   j. Exhibits.
   Exhibit A   Legal Description
   Exhibit B   Tenant Improvement Schedule

2. PREMISES.
   Landlord leases to Tenant, and Tenant leases from Landlord the Premises upon the terms s Lease.

3. TERM.
a. Commencement Date. The Lease shall commence on the date specified in
   Section 1(b), or an such earlier date as may be specified by written notice delivered by Landlord to Tenant advising Tenant that the premises are ready for possession and specifying the Commencement Date which shall not be less than 10 (30 if not completed) days following the date of such notice. If Tenant occupies the Premises before the Commencement Date specified in section 1(b), then the Commencement Date shall be the date of occupancy. If Landlord acts diligently to make the Premises available to Tenant, neither Landlord nor any agent or employee of Landlord shall be liable for any damage or loss due to Landlord's inability or failure to deliver possession of the Premises to Tenant as provided in this Lease. The Termination Date shall be modified upon any change in the Commencement Date so that the length of the Lease term is not changed. If the Landlord does not deliver possession of the Premises to Tenant within 10 days (60 if not completed) after the date specified in Section 1(b), Tenant may elect to cancel this Lease by giving written notice to Landlord within 10 days after such time period ends. If Tenant gives such notice, the Lease shall be cancelled, all prepaid rent and security deposits shall be refunded to tenant, and neither Landlord nor Tenant shall have any further obligations to the other. The first "Lease Year" commence on the Commencement Date and shall end on the date which is twelve (12) months from the end of the month in which the Commencement Date occurs. Each successive Lease Year during the initial term and any extension term shall be twelve (12) months, commencing on the first day following the end of preceding Lease Year, except that the last Lease Year shall end on the Termination Date.

b. Tenant Obligations. To the extent Tenant's tenant improvements are not completed in time for the Tenant to occupy or take possession of the Premises on the Commencement Date due to the failure of Tenant to fulfill any of its obligations under this Lease, the Lease shall nevertheless commence on the Commencement Date.

   Except as specified elsewhere in this Lease, Landlord makes no representations or warranties to Tenant regarding the Premises, including the structural condition of the Premises and the condition of all mechanical, electrical, and other systems on the Premises. Except for any tenant improvements described on attached Exhibit B to be completed by Landlord (defined therein as "Landlord's Work"), Tenant shall be responsible for performing any work necessary to bring the Premises into condition satisfactory to Tenant. By signing this Lease, Tenant acknowledges that it has had adequate opportunity to investigate the Premises, acknowledges responsibility for making any corrections, alterations and repairs to the Premises (other than the Landlord's Work), and acknowledges that the time needed to complete any such items shall not delay the Commencement Date.

   Attached Exhibit B sets forth all Landlord's Work, if any, and all tenant improvements to be completed by Tenant ("Tenant's Work") which is to be performed on the Premises. Responsibilities for design, payment and performance of all such work shall be as set forth on attached Exhibit B. If Tenant fails to notify Landlord of any defects in the Landlord's Work within ten (10) days of delivery of possession to Tenant, Tenant shall be deemed to have accepted the Premises in their then condition. If Tenant discovers any major defects in the Landlord's Work during this 10-day period that would prevent Tenant from using the Premises for its intended purpose, Tenant shall so notify Landlord in writing and the Commencement Date shall be delayed until after Landlord has corrected the major defects and Tenant has had five (5) days to inspect and approve the Premises after Landlord's correction of such defects. The Commencement Date shall not be delayed if Tenant's inspection reveals minor defects in the Landlord's Work that will not prevent Tenant from using the Premises for their intended purpose.
   Tenant shall prepare a punch list of all minor defects and provide the punch list to Landlord. Landlord shall promptly correct all punch list items.

4. RENT. Tenant shall pay Landlord without demand, deduction or offset, in lawful money of the United States, the monthly rental stated in
   Section 1(d) in advance on or before the first day of each month during the Lease Term, and any other additional payments due to Landlord (collectively the "Rent") when required under this Lease. Payments for any partial month at the beginning or end of the Lease term shall be prorated.

   If any sums payable by Tenant to Landlord under this Lease are not received by the fifth (5th) day of each month, Tenant shall pay Landlord in addition to the amount due, for the cost of collecting and handling such late payment, an amount equal to the greater of $100 or five percent (5%) of the delinquent amount. In addition, a11 delinquent sums payable by Tenant to Landlord and not paid within five days of the due date shall, at Landlord's option, bear interest at the rate of twelve percent (12%) per annum, or the highest rate of interest allowable by law, Whichever is less. Interest on all delinquent amounts shall be calculated from the original due date to the date of payment.

   Landlord's acceptance of less than the full amount of any payment due from Tenant shall not be deemed an accord and satisfaction or compromise of such payment unless Landlord specifically consents in writing to payment of such lesser sum as an accord and satisfaction or compromise of the amount which Landlord claims.

5. SECURIIY DEPOSIT. Upon execution of this Lease. Tenant shall deliver to Landlord the security deposit specified in Section 1(f) above. Landlord may commingle the security deposit with its other funds. If Tenant breaches any covenant or condition of this Lease, including but not limited to the payment of Rent, Landlord may apply all or any part of the security deposit to the payment of any sum in default and any damage suffered by Landlord as a result of Tenant's breach. In such event, Tenant shall, within five (5) days after written demand therefor by Landlord, deposit with Landlord the amount so applied. Any payment to Landlord from the security deposit shall not be construed as a payment of liquidated damages for any default. If Tenant complies with all of the covenants and conditions of this Lease throughout the Lease term, the security deposit shall be repaid to Tenant without interest within 30 days after the vacation of the Premises by Tenant.

6. USES. The Premises shall be used only for the use(s) specified in
   Section 1 g) above (the "Permitted Use"), and for no other, business or purpose without the prior written consent of Landlord. No act shall be done on or around the Premises that is unlawful or that will increase the existing rate of insurance on the Premises. Tenant shall not commit or allow to be committed any waste upon the Premises, or any public or private nuisance.

7. COMPLIANCE WITH LAWS. Tenant shall not cause or permit the Premises to be used in any way which violates any law, ordinance, or governmental regulation or order. Landlord represents to Tenant that, to the best of Landlord's knowledge, with the exception of any Tenant's Work, as of the Commencement Date, the Premises comply with all applicable laws, rules, regulations, or orders, including without limitation, the Americans With Disabilities Act, if applicable, and Landlord shall be responsible to promptly cure any noncompliance which existed on the Commencement Date. Tenant shall be responsible for complying with all laws applicable to the Premises as a result of Tenant's particular use, such as modifications required by the Americans With Disabilities Act as a result of Tenant opening, the Premises to the public as a place of public accommodation.
   If the enactment or enforcement of any law, ordinance, regulation or code during the Lease term requires any changes to the Premises during the Lease term, the Tenant shall perform all such changes at its expense if the changes are required due to the nature of Tenant's activities at the Premises, or to alterations that Tenant seeks to make to the Premises; otherwise, Landlord shall perform all such changes at its expense.

8. UTILITIES. Landlord shall not be responsible for providing any utilities to the Premises, but represents and warrants to Tenant that as of the Commencement Date electricity, water, sewer, and telephone utilities are available at or adjacent to the Premises. Tenant shall determine whether the available capacity of such utilities will meet Tenant's needs. Tenant shall install and connect, if necessary, and directly pay for all water, sewer, gas, janitorial, electricity, garbage removal, heal, telephone, and other utilities and services used by Tenant on the Premises during the Term, whether or not such services are billed directly to Tenant. Tenant will also procure, or cause to be procured, without cost to Landlord, all necessary permits, licenses or other authorizations required for the lawful and proper installation, maintenance, replacement, and removal on or from the Premises of wires, pipes, conduits, tubes, and other equipment and appliances for use in supplying all utilities or services to the Premises. Landlord, upon request of Tenant, and at the sole expense and liability of Tenant, shall join with Tenant in any application required for obtaining or continuing such utilities or services.

9. TAXES. Tenant shall pay all Taxes (defined below) applicable to the Premises during the Lease term. All payments for Taxes shall be made at least ten (10) days prior to their due date. Tenant shall promptly furnish Landlord with satisfactory evidence that Taxes have been paid. If any Taxes paid by Tenant cover any period of time before or after the expiration of term, Tenant's share of those Taxes paid will be prorated to cover only the period of time within the tax fiscal year during which this Lease was in effect, and Landlord shall promptly reimburse Tenant to the extent required. If Tenant fails to timely pay any Taxes, Landlord may pay them, and Tenant shall repay such amount to Landlord with Tenant's next rent installment. The term "Taxes" shall mean: (i) any form of real estate tax or assessment imposed on the Premises by any authority, including any city, state or federal government, or any improvement district, as against any legal or equitable interest of Landlord or Tenant in the Premises or in the real property of which the Premises are a part, or against rent paid for leasing the Premises; and
   (ii) any form of personal property tax or assessment imposed on any personal property, fixtures, tenant improvements, equipment, inventory, or other items, and all replacements, improvements, and additions to them, located on the Premises, whether owned by Landlord or Tenant. "Taxes" shall exclude any net income tax impose on Landlord for income that Landlord receives under this Lease.

   Tenant may contest the amount or validity, in whole or in part, of any Taxes at its sole expense, only after paying such Taxes or posting such security as Landlord may reasonably require in order to protect the Premises against loss or forfeiture. Upon the termination of any such proceedings, Tenant shall pay the amount of such Taxes or part of such Taxes as finally determined, together with any cost, fees, interest penalties, or other related liabilities. Landlord shall cooperate with Tenant in contesting any Taxes, provided landlord incurs no expense or liability in doing so.

10.ALTERATIONS. Tenant may make alterations, additions or improvement to the Premises, including any Tenant's work identified on attached Exhibit B ("Alterations"), with the prior written consent of Landlord. The term "Alterations" shall not include the installation of shelves, movable partitions. Tenant's equipment, and trade fixtures which may be performed without damaging existing improvements or the structural integrity of the Premises, and Landlord's consent shall not be required for Tenant's installation of those items. Tenant shall complete all Alterations at Tenant's expense in compliance with all applicable laws and in accordance with plans and specifications approved by Landlord, and using contractors approved by Landlord. Landlord shall be deemed the owner of a11 Alterations except for those which Landlord requires to be remove at the end of the Lease term. Tenant shall remove all Alterations at the end of the Lease term unless Landlord conditioned its consent upon Tenant leaving a specified Alteration at the Premises, in which case Tenant shall not remove such Alteration. Tenant sha11 immediately repair any damage to the Premises caused by removal of Alterations.

11.REPAIRS AND MAINTENANCE. Tenant shall, at its sole expense, maintain the Premises in good condition and promptly make all repairs and replacements, whether structural or non-structural, necessary to keep the Premises in safe operating condition, including all utilities and other systems serving the Premises, but excluding the roof, foundation and exterior walls which Landlord shall maintain in good condition and repair at Landlord's expense. Tenant shall not damage any demising wall or disturb the structural integrity of the Premises and shall promptly repair any damage or injury done to any such demising walls or structural elements caused by Tenant or its employees, agents, contractors, or invitees. Notwithstanding anything in this Section to the contrary, Tenant shall not be responsible for any repairs to the Premises made necessary by the acts of Landlord or its agents, employees, contractors or invitees therein.

   Upon expiration of the Lease term, whether by lapse of time or otherwise, Tenant shall promptly and peacefully surrender the Premises, together with all keys, to the Landlord in as good condition as when received by Tenant from Landlord or as thereafter improved, reasonable wear and tear and insured casualty excepted.

12.ACCESS. After reasonable notice from Landlord (except in cases of emergency, where no notice is required), Tenant shall permit Landlord and its agents and employees to enter the Premises at all reasonable times for the purposes of repair or inspection. This Section shall not impose any repair or other obligation upon Landlord not expressly stated elsewhere in, this Lease. After reasonable notice to Tenant, Landlord shall have the right to enter the Premises for the purpose of showing the Premises to prospective purchasers or lenders at any time, and to prospective tenants within 180 days prior to the expiration or sooner termination of the Lease term.

13.SIGNAGE. Tenant shall obtain Landlord's written consent before installing any signs upon the Premises. Tenant shall install any approved signage at Tenant's sole expense and in compliance with all applicable laws. Tenant shall not damage or deface the Premises in installing or removing signage and shall repair any injury or damage to the Premises caused by such installation or removal.

14.DESTRUCTION OR CONDEMNATION.

a. Damage and Repair. If the Premises are partially damaged but not rendered untenantable, by fire or other casualty, then Landlord shall diligently restore the Premises and this Lease shall not terminate. The Premises shall not be deemed untenantable if less than twenty-five percent (25%) of the Premises are damaged. Landlord shall have no obligation to restore the Premises if insurance proceeds are not available to pay the entire cost of such restoration. If insurance proceeds are available to Landlord but are not sufficient to pay the entire cost of restoring the Premises, then Landlord may elect to terminate this Lease and keep the insurance proceeds, by notifying Tenant within sixty (60) days of the date of such casualty.

   If the Premises are entirely destroyed, or partially damaged and rendered untenantable, by fire or other casualty, Landlord may, at its option: (a) terminate this Lease as provided herein, or (b) restore the Premises to their previous condition. If, within 60 days after receipt by Landlord from Tenant of written notice that Tenant deems the Premises untenantable, Landlord fails to notify Tenant of its election to restore the Premises, or if Landlord is unable to restore the Premises within six (6) months of the date of the casualty event, then Tenant may elect to terminate the Lease.

   If Landlord restores the Premises under this Section 14(a), Landlord shall proceed with reasonable diligence to complete the work, and the base monthly rent shall be abated in the same proportion as the untenantable portion of the Premises bears to the whole Premises, provided that there shall be a rent abatement only if the damage or destruction of the Premises did not result from, or was not contributed to directly or indirectly by the act, fault or neglect of Tenant, or Tenant's officers, contractors, licensees, agents, servants, employees, guests. invitees or visitors. Provided, Landlord complies with its obligations under this Section, no damages, compensation or claim shall be payable by Landlord for inconvenience, loss of business or annoyance directly, incidentally or consequentially arising from any repair or restoration of any portion of the Premises. Landlord will not carry insurance of any kind for the protection of Tenant or any improvements paid for by Tenant as provided in Exhibit B or on Tenant's furniture or on any fixtures, equipment, improvements or appurtenances of Tenant under this Lease, and Landlord shall not be obligated to repair any damage thereto or replace the same unless the damages caused by Landlord's negligence.

b. If the Premises are made untenantable by eminent domain, or conveyed under a threat of condemnation, this Lease shall automatically terminate as of the earlier of the date title vests in the condemning authority or the condemning authority first has possession of the Premises and all Rents and other payments shall be paid to that date. In case of taking of a part of the Premises that does not render the Premises untenantable, then this Lease shall continue in full force and effect and the base monthly rental shall be equitably reduced based on the proportion by which the floor area of any structures is reduced, such reduction in Rent to be effective as of the earlier of the date the condemning authority first has possession of such portion or title vests in the condemning authority. Landlord shall be entitled to the entire award from the condemning authority attributable to the value of the Premises and Tenant shall make no claim for the value of its leasehold. Tenant shall be permitted to make a separate claim against the condemning authority for moving expenses or damages resulting from interruption in its business, provided that in no event shall Tenant's claim reduce Landlord's award.

15.INSURANCE.

a. Liability Insurance. During the Lease term, Tenant shall pay for and maintain commercial general liability insurance with broad form property damage and contractual liability endorsements. This policy shall name Landlord as an additional insured, and shall insure Tenant's activities and those of Tenant's employees, officers, contractors, licensees, agents, servants, employees, guests, invitees or visitors with respect to the Premises against loss, damage or liability for personal injury or death or loss or damage to property with a combined single limit of not less than $1,000,000, and a deductible of not more than $5,000. The insurance will be noncontributory with any liability insurance carried by Landlord.

b. Casualty Insurance. During the Lease term, Tenant shall pay for and maintain all-risk coverage casualty insurance(with coverage for earthquake and, if the Premises are in a flood plain, flood damage) for the Premises, in an amount sufficient to prevent Landlord or Tenant from becoming a co-insurer under the terms of the policy, and in an amount not less than the replacement cost of the Premises with a deductible of not more than $5,000. The casualty insurance policy shall name tenant as the insured and Landlord and Landlord's lender(s) as additional insured, with loss payable to Landlord. Landlord's lender(s), and Tenant as their interest may appear. In the event of a casualty loss on the Premises, Landlord may apply insurance proceeds under the casualty insurance policy in the manner described in Section 14(a).

c. Miscellaneous. Insurance required under this Section shall be with companies rated A-XV or better in Best's Insurance Guide, and which are authorized to transact business in the State of Washington. No insurance policy shall be cancelled or reduced in coverage and each such policy shall provide that it is not subject to cancellation or a reduction in coverage, age except after thirty (30) days prior written notice to Landlord. Tenant shall deliver to Landlord upon commencement of the Lease and from time to time thereafter, copies or certificates of the insurance policies required by this Section. In no event shall the limit of such policies be considered as limiting the liability of Tenant under this Lease.

d. Waiver of Subrogation. Landlord and Tenant hereby release each other and any other tenant, their agents or employees, from responsibility for, and waive their entire claim of recovery for any loss or damage arising from any cause covered by insurance required to be carried by each of them. Each party shall provide notice to the insurance carrier or carriers of this mutual waiver of subrogation, and shall cause its respective insurance carriers to waive all rights of subrogation against the other. This waiver shall not apply to the extent of the deductible amounts to any such policies or to the extent of liabilities exceeding the limits of such policies.

16.INDEMNIFICATION. Tenant shall defend, indemnify, and hold Landlord harmless against all liabilities, damages, costs, and expenses, including attorneys' fees, arising from any negligent or wrongful act or omission of Tenant or Tenant's officers, contractors, licensees, agents, servants, employees, guests, invitees, or visitors on or around the Premises as a result of any act, omission or negligence of Tenant, or Tenant's officers, contractors, licensees, agents, servants, employees, guests, invitees, or visitors, or arising from any breach of this Lease by Tenant. Tenant shall use legal counsel acceptable to Landlord in defense of any action within Tenant's defense obligation. Landlord shall defend, indemnify and hold Tenant harmless against all liabilities, damages, costs, and expenses, including attorneys' fees, arising from any negligent or wrongful act or omission of Landlord or Landlord's officers, contractors, licensees, agents, servants, employees, guests, invitees or visitors on or around the Premises as a result of any act, omission or negligence of Landlord. or Landlord's officers, contractors, licensees, agents, servants, employees. guests, invitees, or visitors, or arising from any breach of this Lease by Landlord. Landlord shall use legal counsel acceptable to Tenant in defense of any action within Landlord's defense obligation.

17.ASSIGNMENT AND SUBLETTING. Tenant shall not assign, sublet, mortgage, encumber or otherwise transfer any interest in this Lease (collectively referred to as a "Transfer") or any part of the Premises, without first obtaining Landlord's written consent which shall not be unreasonably withheld or delayed. No Transfer shall relieve Tenant of any liability under this Lease notwithstanding Landlord's consent to such transfer. Consent to any Transfer shall not operate as a waiver of the necessity for Landlord's consent to any subsequent Transfer.

   If Tenant is a partnership, limited liability company, corporation, or other entity, any transfer of this Lease by merger, consolidation, redemption or liquidation, or any change(s) in the ownership of, or power to vote, which singularly or collective represents a majority of the beneficial interest in Tenant, shall constitute a Transfer under this Section.

   As a condition to Landlord's approval, if given, any potential assignee or sublessee otherwise approved by Landlord shall assume all obligations of Tenant under this Lease and shall be jointly and severally liable with Tenant and any guarantor, if required, for the payment of Rent and performance of a11 terms of this Lease. In connection with any Transfer, Tenant shall provide Landlord with copies of all assignments, Subleases and assumption instruments.

18.LIENS. Tenant shall keep the Premises free from any liens created by or through Tenant. Tenant shall indemnify and hold Landlord harmless from liability from any such liens including, without limitation, liens arising from any alterations. If a lien is filed against the Premises by any person claiming by, through or under Tenant, Tenant shall, upon request of Landlord, at tenant's expense, immediately furnish to Landlord a bond in form and amount and issued by a surety satisfactory to Landlord, indemnifying Landlord and the Premises against all liabilities, costs and expenses, including attorneys' fees, which Landlord could reasonably incur as a result of such lien(s).

19.DEFAULT. The following occurrences shall each be deemed an Event of Default by Tenant.

a. Failure To Pay. Tenant fails to pay any sum, including Rent, due under this Lease following five (5) days written notice from Landlord of the failure to pay.

b. Vacation/Abandonment. Tenant vacates the Premises (defined as an absence for at least 15 consecutive days without prior notice to Landlord), or Tenant abandons the Premises (defined as an absence of five (5) days or more while Tenant is in breach of some other term of this Lease). Tenant's vacation or abandonment of the Premises shall not be subject to any notice or right to cure.

c. Insolvency. Tenant becomes insolvent, voluntarily or involuntarily bankrupt, or a receiver, assignee or other liquidating officer is appointed for Tenant's business, provided that in the event of any involuntary bankruptcy or other insolvency proceeding, the existence of such proceeding such constitute and Event of Default only if such proceeding is not dismissed or vacated within 60 days after its institution or commencement.

d. Levy or Execution. Tenant's interest in this Lease or the Premises, or any part thereof, is taken by execution or other process of law directed against Tenant, or is taken upon or subjected to any attachment by any creditor of Tenant, if such attachment is not discharged within 15 days after being levied.

e. Other Non-Monetary Defaults. Tenant breaches any agreement, term or covenant of this Lease other than one requiring the payment of money and not otherwise enumerated in this Section, and the breach continues for a period of 30 days after notice by Landlord to Tenant of the breach.

f. Failure to Take Possession. Tenant fails to take possession of the Premises on the Commencement Date.

20.REMEDIES.
   Landlord shall have the following remedies upon an Event of Default. Landlord's rights and remedies under this Lease shall be cumulative, and none shall exclude any other right or remedy allowed by law.

a. Termination of Lease. Landlord may terminate Tenant's interest under the Lease, but no act by Landlord other than written notice from Landlord to Tenant of termination shall terminate this Lease. The Lease shall terminate on the date specified in the notice of termination. Upon termination of this Lease, Tenant will remain liable to Landlord for damages in an amount equal to the rent and other sums that would have been owing by Tenant under this Lease for the balance of the Lease term, less the net proceeds, if any, of any reletting of the Premises by Landlord subsequent to the termination, after deducting all Landlord's Reletting Expenses (as defined below). Landlord shall be entitled to either collect damages from Tenant monthly on the days on which rent or other amounts would have been payable under the Lease or alternatively, Landlord may accelerate Tenant's obligations under the Lease and recover from Tenant: (i)unpaid rent which had been earned at the time of termination; (ii) the amount by which the unpaid rent which would have been earned after termination until the time of award exceeds the amount of rent loss that Tenant proves could reasonably have been avoided;
   (iii) the amount by which the unpaid rent for the balance of the term of the Lease after the time of award exceeds the amount of rent loss that Tenant proves could reasonably be avoided (discounting such amount by the discount rate of the Federal Reserve Bank of San Francisco at the time of the award, plus 1%); and (iv) any other amount necessary to compensate Landlord for a11 the detriment proximately caused by Tenant's failure to perform its obligations under the Lease, or which in the ordinary course would be likely to result from the Event of Default, including without limitation Relettling Expenses described in Section 20b.

b. Re-Entry and Reletting. Landlord may continue this Lease in full force and effect, and without demand or notice, re-enter and take possession of the Premises or any part thereof, expel the Tenant from the Premises and anyone claiming through or under the Tenant, and remove the personal property of either. Landlord may relet the Premises, or any part of them, in Landlord's or Tenant's name for the account of Tenant, for such period of time and at such other terms and conditions, as Landlord, in its discretion, may determine. Landlord may collect and receive the rents for the Premises. Re-entry or taking possession of the Premises by Landlord under this Section shall not be construed as an election on Landlord's part to terminate this Lease, unless a written notice of termination is given to Tenant. Landlord reserves the right following any re-entry or reletting, or both, under this Section to exercise its right to terminate the Lease. During the event of Default, Tenant will pay Landlord the rent and other sums which would be payable under this Lease if repossession had not occurred, plus the net proceeds, if any, after reletting the Premises, after deducting Landlord's reletting Expenses. "Reletting Expenses" is defined to include all expenses incurred by Landlord in connection with reletting the Premises, including without limitation, all repossession costs, brokerage commissions, attorneys fees, remodeling and repair costs, costs for removing and storing Tenant's property and equipment, and rent concessions granted by Landlord, to any new Tenant, prorated over the life of the new lease.

c. Waiver of Redemption Rights. Tenant, for itself, and on behalf of any and all persons claiming through or under Tenant, including creditors of all kinds, hereby waives and surrenders all rights and privileges which they may have under any present or future law, to redeem the Premises or to have a continuance of this Lease for the Lease term, as it may have been extended.

d. Nonpayment of Additional Rent. All costs which Tenant agrees to pay to Landlord pursuant to this Lease shall in the event of nonpayment be treated as if they were payments of Rent, and Landlord shall have all the rights herein provided for in case of nonpayment of Rent.

e. Failure to Remove Property. If Tenant fails to remove any of its property from the Premises at Landlord's request following an uncured Event of Default, Landlord may, at its option, remove and store the property at Tenant's expense and risk. If Tenant does not pay the storage cost within five (5) days of Landlord's request, Landlord may, at its option, have any or a11 of such property sold at public or private sale (and Landlord may become a purchaser at such sale), in such manner as Landlord deems proper, without notice to Tenant. Landlord shall apply the proceeds of such sale: (i) to the expense of such sale, including reasonable attorneys fees actually incurred, (ii) to the payment of the costs or charges for storing such property;, (iii) to the payment of any other sums of money which may then be or thereafter become due Landlord from Tenant under any of the terms hereof; and (iv) the balance, if any, to Tenant. Nothing in this Section shall limit Landlord's right to sell Tenant's personal property as permitted by law to foreclose Landlord's lien for unpaid rent.

21.MORTGAGE SUBORDINATION AND ATTORNMENT. This Lease shall automatically be subordinate to any mortgage or deed of trust created by Landlord which is now existing or hereafter placed upon the Premises including any advances, interest, modifications, renewals, replacements or extensions ("Landlord's Mortgage"), provided the holder of any Landlord's Mortgage or any person(s) acquiring the Premises at any sale or other proceeding under any such Landlord's Mortgage shall elect to continue this Lease in full force and effect. Tenant shall attorn to the holder of any Landlord's Mortgage or any person(s) acquiring the Premises at any sale or other proceeding under any Landlord's Mortgage provided such person(s) assume the obligations of Landlord under this Lease. Tenant shall promptly and in no event later than fifteen (15) days execute, acknowledge and deliver documents which the holder of any Landlord's Mortgage may reasonably require as further evidence of this subordination and attornment. Notwithstanding the foregoing, Tenant's obligations under this Section are conditioned on the holder of each of Landlord's Mortgage and each person acquiring the Premises at any sale or other proceeding under any such Landlord's Mortgage not disturbing Tenant's occupancy and other rights under this Lease, so long as no uncured Event of Default exists.

22.NON-WAIVER. Landlord's waiver of any breach of any term contained in this Lease shall not be deemed to be a waiver of the same term for subsequest acts of Tenant. The acceptance by Landlord of Rent or other amounts due by Tenant hereunder shall not be deemed to be a waiver of any breach by Tenant preceding such acceptance.

23.HOLDOVER. If Tenant shall, the written consent of Landlord, hold over after the expiration or termination of the Term, such tenancy shall be deemed to be on a month-to-month basis and may be terminated according to Washington law. During such tenancy, Tenant agrees to pay to Landlord 125% the rate of rental last payable under this Lease, unless a different rate is agreed upon by Landlord. All other terms of the Lease shall remain in effect.

24.NOTICES. All notices under this Lease shall be in writing and effective (i) when delivered in person, (ii) three (3) days after being sent by registered or certified mail to Landlord or Tenant, as the Case may be, at the Notice Addresses set forth in Section 1 (h), or (iii) upon confirmed transmission by facsimile to such persons at the facsimile numbers set forth in Section 1 (h)or such other addresses/facsimile numbers as may from time to time be designated by such parties in writing.

25.COSTS AND ATTORNEYS' FEES. If Tenant or Landlord engage the services of an attorney to collect monies due or to bring any action for any relief against the other, declaratory or otherwise, arising out of this Lease, including any suit by Landlord for the recovery of Rent or other payments, or possession, of the Premises, the losing party shall pay the prevailing party a reasonable sum for attorneys fees in such suit, at trial and on appeal.

26.ESTOPPEL CERTIFICATES. Tenant shall, from time to time, upon written request of Landlord, execute, acknowledge and deliver to Landlord or its designee a written statement specifying the following, subject to any modifications necessary to make such statements true complete (i) the date the Lease term commenced and the date it expires; (ii) the amount of minimum monthly Rent and the date to which such Rent has been paid;
   (iii) that this Lease is in full force and effect and has not been assigned, modified, supplemented or amended in any way; (iv) that this Lease represents the entire agreement between the parties; (v) that all conditions under this Lease to be performed by Landlord have been satisfied; (vi) that there are no existing claims, defenses or offsets which the Tenant has against the enforcement of this Lease by Landlord;
   (vii) that no Rent has been paid more than one month in advance; and
   (viii) that no security has been deposited with Landlord (or, if so, the amount thereof). Any such statement delivered pursuant to this Section may be relied upon by a prospective purchaser of Landlord's interest or assignee of any mortgage or new mortgagee of Landlord's interest in the Premises. If Tenant shall fail to respond within ten (10) days of receipt by Tenant of a written request by Landlord as herein provided, Tenant shall be deemed to have given such certificate as above provided without modification and shall be deemed to have admitted the accuracy of any information supplied by Landlord to a prospective purchaser or mortgagee.

27.TRANSFER OF LANDLORD'S INTEREST. This Lease shall be assignable by
   Landlord without the consent of Tenant. In the event of any transfer or transfers of Landlord's interest in the Premises, other than a transfer for security purposes only, upon the assumption of this Lease by the transferee, Landlord shall be automatically relieved of obligations and liabilities accruing from and after the date of such transfer, except for any retained security deposit or prepaid rent, and Tenant shall attorn to the transferee.

28.RIGHT TO PERFORM. If Tenant shall fail to timely pay any sum or perform any other act on its part to be performed hereunder, Landlord may make any such payment or perform any such other act on Tenant's part to be made or performed as provided in this Lease. Tenant shall, on demand, reimburse Landlord for its expenses incurred in making such payment performance. Landlord shall (in addition to any other right or remedy of Landlord provided by law) have the same rights and remedies in the event of the nonpayment of sums due under this Section as in the case of default by Tenant in the payment of Rent.

29.HAZARDOUS MATERIAL. Landlord represents and warrants to Tenant that to the best of Landlord's knowledge, there is no "Hazardous Material" (as defined below) on, in, or under the Premises as of the Commencement Date otherwise disclosed to Tenant in writing before the execution of this Lease. If there is any Hazardous Material on, in, or under the Premises as of the Commencement Date which has been or thereafter becomes unlawfully released through no fault of Tenant, then Landlord shall indemnify, defend and hold Tenant harmless from any and all claims, judgments, damages, penalties, fines, costs, liabilities or losses including without limitation sums paid in settlement of claims, attorneys' fees, consultant fees and expert fees, incurred or suffered by Tenant either during or after the Lease term as the result of such Contamination.

   Tenant shall not cause or permit any Hazardous Material to be brought upon, kept, or used in or about, or disposed of on the Premises by Tenant, its agents, employees, contractors or invitees, except in strict compliance with all applicable federal, state and local laws, regulations, codes and ordinances. If Tenant breaches the obligations stated in the preceding sentence, then Tenant shall indemnify, defend and hold Landlord harmless from any and all claims, judgments, damages, penalties, fines, costs, liabilities or losses including, without limitation, diminution in the value of the Premises, damages for the loss or restriction on use of rentable or usable space or of any amenity of the Premises, or elsewhere, damages arising from any adverse impact on marketing of space at the Premises, and sums paid in settlement of claims, attorneys' fees, consultant fees and expert fees incurred or suffered by Landlord either during or after the Lease term. These indemnifications by Landlord and Tenant include, without limitation, costs incurred in connection with any investigation of site conditions or any clean-up, remedial, removal or restoration work, whether or not required by any federal, state or local governmental agency or political subdivision, because of Hazardous Material present in the Premises, or in soil or ground water on or under the Premises. Tenant shall immediately notify Landlord of any inquiry, investigation or notice that Tenant may receive from any third party regarding the actual or suspected presence of Hazardous Material on the Premises.

   Without limiting the foregoing, if the presence of any Hazardous Material brought upon, kept or used in or about the Premises by Tenant, its agents, employees. contractors or invitees, results in any unlawful release of Hazardous Material or the Premises or any other property, Tenant shall promptly take all actions, at its sole expense, as are necessary to return the Premises or any other property, to the condition existing prior to the release of any such Hazardous Material, provided, Landlord's approval of such actions shall first be obtained, which approval may be withheld at Landlord's sole discretion.

   As used herein, the term "Hazardous Material" means any hazardous, dangerous, toxic or harmful substance, material or waste including biomedical waste which is or becomes regulated by any local governmental authority, the State of Washington or the United States Government due to its potential harm to the health, safety or welfare of humans or the environment.

30.QUIET ENJOYMENT. So long as Tenant pays the Rent and performs all of its obligations in this Lease, Tenant's possession of the Premises will not be disturbed by Landlord or anyone claiming by, through or under Landlord. or by the holders of any Landlord's Mortgage or any successor therto.


31. GENERAL.

a. Heirs and Assigns. This Lease shall apply to and be binding upon Landlord and Tenant and their respective heirs. executors, administrators, successors and assigns.

b. Brokers' Fees. Tenant represents and warrants to Landlord that it has not engaged any broker, finder or other persons who would be entitled to any commission or fees for the negotiation, execution, or delivery of this Lease other than disclosed in Section 1(i) or elsewhere in this Lease. Tenant shall indemnify and hold Landlord harmless against any loss cost, liability or expense incurred by Landlord as a result of any claim asserted by any such broker, finder or other person on the basis of any arrangements or agreements made or alleged to have been made by or on behalf of Tenant. This subparagraph shall not apply to brokers with whom Landlord has an express written brokerage agreement.

c. Entire Agreement. This Lease contains all of the covenants and agreements between Landlord and Tenant relating to the Premises. No prior agreements or understanding pertaining to the Lease shall be valid or of any force or effect and the covenants and agreements of this Lease shall not be altered, modified or added to except in writing signed by Landlord and Tenant.

d. Severability. Any provision of this Lease which shall prove to be invalid, void or illegal shall in no way affect, impair, invalidate any other provision of this Lease.

e. Force Majeure. Time periods for either party's performance under any provisions of this Lease (excluding payment of Rent) shall be extended for periods of time during which the party's performance is prevented due to circumstances beyond such party's control, including without limitation, fires, floods, earthquakes, lockouts, strikes, embargoes, governmental regulations, acts of God, public enemy, war or other strife.

f. Governing Law. This Lease shall be governed by and construed in accordance with the laws of the State of Washington.

g. Memorandum of Lease. This Lease shall not be recorded. However, Landlord and Tenant shall, at the other's request, execute and record a memorandum of Lease in recordable form that identifies Landlord and Tenant, the commencement and expiration dates of the Lease, and the legal description of the Premises as set forth on attached Exhibit A.

h. Submission of Lease Form Not an Offer. One party's submission of this Lease to the other for review shall not constitute an offer to lease the Premises. This Lease shall not become effective and binding upon Landlord and Tenant until it has been fully signed by both Landlord and Tenant.

i. Authority of Parties. Any individual signing this Lease on behalf of a entity represents and warrants to the other that such individual has authority to do so and, upon such individual's execution, that this Lease shall be binding upon a enforceable against the party on behalf of whom such individual is signing.

32.EXHIBITS AND RIDERS. The following exhibits and riders are made a part of this Lease:

   Exhibit A - Legal Description
   Exhibit B - Tenant Improvement Schedule

   (Check the box for any of the following that will apply. Any riders checked shall be effective only upon being initialed by the parties and attached to the Lease. Capitalized terms used in the Riders have the meanings given to them in the Lease.)

   [x] Rent Rider
   [ ] Retail Use Rider
   [x] Arbitration Rider
   [x] Limitation on Landlord's Liability Rider
   [x] Guaranty of Tenant's Lease Obligations Rider
   [x] Option to Extend Rider

33.BROKER PROVISIONS. Landlord shall pay to Landlord's Broker an additional commission upon the exercise by Tenant any option to extend the Term according to any commission agreement or, in the absence of one, according to Landlord Broker's commission schedule in effect as of the execution of this Lease. If Landlord's Broker is the procuring cause of a other lease or sale entered into between Landlord and Tenant concerning the Premises, Landlord shall pay a commission the amount set forth in Landlord's Broker's commission schedule in effect as of the execution of this Lease. Landlord successor shall be obligated to pay any unpaid commissions upon any transfer of this Lease and any such transfer shall not release the transferor from liability to pay such commissions. If Landlord's Broker is required to employ an attorney to enforce or declare its rights under this Section, the prevailing party in any such action shall be entitled to recover its reasonable attorneys fees, in an amount determined by the court.

   LANDLORD'S BROKER HAS MADE NO REPRESENTATIONS OR WARRANTIES CONCERNING THE PREMISES, TH MEANING OF THE TERMS AND CONDITIONS OF THIS LEASE, LANDLORD'S OR TENANT'S FINANCIAL STANDING, ZONING. COMPLIANCE OF THE PREMISES WITH APPLICABLE LAWS, SERVICE OR CAPACITY OF UTILITIES, OPERATING EXPENSES, OR HAZARDOUS MATERIALS. LANDLORD AND TENANT ARE EACH ADVISED TO SEEK INDEPENDENT LEGAL ADVICE ON THESE AND OTHER MATTERS ARISING UNDER THIS LEASE. IF THE SAME BROKE REPRESENTED BOTH LANDLORD AND TENANT IN THIS LEASING TRANSACTION, LANDLORD AND TENANT HEREBY CONFIRM THAT THEY WERE TIMELY ADVISED OF THE DUAL REPRESENTATION, THEY CONSENTED AND HEREBY CONSENT TO THE SAME, AND THEY DO NOT EXPECT THE BROKER TO DISCLOSE TO EITHER OF THEM THE CONFIDENTIAL INFORMATION OF THE OTHER PARTY.

   IN WITNESS WHEREOF this has been executed the date and year first above written .


/S/ D.KIDDER                     /S/ BUDDY MERCER
-------------------              -----------------
     LANDLORD:                        TENANT:

-------------------              -----------------
     LANDLORD:                        TENANT:

MASTER LEASOR
-------------------              -----------------
       By:                              By:

PRES.                            Secretary, Bonded Motors & C.O.O.
-------------------              ------------------
       Its:                             Its:

STATE OF CALIFORNIA
COUNTY OF Los Angeles


I certify that I know or have satisfactory evidence that BUDDY MERCER is the person who appeared before me and said person acknowledged that HE signed this instrument, on oath stated that HE was authorized to execute the instrument and acknowledged it as the Secretary of Bonded Motors, Inc. to be the free and voluntary act of such party for the uses and purposes mentioned in the instrument.


     DATED: FEB 21st, 1997.


(Seal or stamp)          /S/RODOLFO GARCIA
                         --------------------------------------
                         Printed Name: Rodolfo Garcia
                                      -------------------------
                         NOTARY PUBLIC in and for the State of California
                         residing at Los Angeles County
                                     --------------------------
                         My Commission expires: JULY-17th-1997
                                               ----------------


STATE OF CALIFORNIA
COUNTY OF Los Angeles


I certify that I know or have satisfactory evidence that BUDDY MERCER is the person who appeared before me and said person acknowledged that he signed this instrument, on oath stated that he was authorized to execute the instrument and acknowledged it as the Secretary of Bonded Motors, Inc. to be the free and voluntary act of such party for the uses and purposes mentioned in the instrument.


     DATE 2-21-1997

(Seal or Stamp)
                         /S/ BUDDY MERCER
                         --------------------------------------
                         Printed Name: Buddy Mercer
                                       ------------------------
                         NOTARY PUBLIC in and for the State
                         of Washington, residing at
                                                   ------------
                         My Commission expires:
                                               ----------------

                                PARKING RIDER


Tenant's right to park on the Property shall be as follows (check one):

[x]Tenant shall be entitled to use parking stalls in the Building or other designated parking area on a (check one) [x] reserved
[ ]unreserved (unreserved, if not completed) basis at the prevailing monthly rate as established by Landlord from time to time. Tenant shall comply with the reasonable rules and regulations which Landlord or its garage operator may adopt from time to time for the safe and orderly operation of the parking areas.

[x]Tenant and its customers shall be entitled to share parking with Landlord's other tenants and their customers at the designated parking areas for the Property at no charge. Tenant shall comply and shall be responsible for the compliance of its customers with the terms of the Lease and any riders and any reasonable rules and regulations adopted by Landlord from time to time for the safe and orderly sharing of parking.



/S/D.K.                          /S/ B.M.
-------------------              -----------------
Landlord's Initials:             Tenant's Initials:

/S/D.K.                          /S/ B.M.
-------------------              -----------------
Landlord's Initials:             Tenant's Initials:

                                 RENT RIDER


Landlord and Tenant should complete only those provisions below which apply. Any provision below which is not completed shall apply to the Lease.


1. BASE MONTHLY RENT SCHEDULE. Tenant shall pay Landlord base monthly rent during the Lease Term according to the following schedule:

   Lease Year (Stated in Years or Months)      Base Monthly Rent Amount
   4-1-1997                                    $1,750.00  35 cents SQ FT.
   4-1-1998                                    $1,750.00  35 cents SQ FT.
   4-1-1999                                    $1,750.00  35 cents SQ FT.
   4-1-2000
                                               -------------------------

2. CONSUMER PRICE INDEX ADJUSTMENT ON BASE MONTHLY RENT. The base monthly rent shall be increased on the first day of (if not completed, this paragraph does not apply)4-1-2000 Lease Year (except the Commencement Date and the first day of any extension term) in accordance with the increase in the United States Department of Labor, Bureau of Labor of Statistics, Consumer Price Index for All Urban Consumers (all items for the geographical Statistical Area in which the Premises is located on the basis of 1982-1984 equals 100) (the "Index"). The base monthly rent payable immediately prior to each adjustment date shall be increased by the percentage that the Index published for the date nearest preceding the adjustment date has increased over the Index published for the date nearest preceding the first day of the Lease Year from which the adjustment is being measured. Upon the calculation of each annual increase, Landlord shall notify Tenant of the new base monthly rent payable hereunder. Within twenty (20) days of the date of Landlord's notice, Tenant shall pay the deficiency in any Rent paid for a period following the subject adjustment date and shall thereafter pay the increased Rent until receiving the next notice of increase from Landlord. If the components of the Index are materially changed after the Commencement Date, or if the Index is discontinued during the Lease Term, Landlord shall notify Tenant of a substitute published index which in Landlord's reasonable discretion, approximates the Index and use the substitute index to make subsequent adjustments.
   LEASE AMOUNT INCREASE NOT TO EXCEED 10%.


/S/D.K.                          /S/ B.M.
-------------------              -----------------
Landlord's Initials:             Tenant's Initials:

/S/D.K.                          /S/ B.M.
-------------------              -----------------
Landlord's Initials:             Tenant's Initials:


3.                           ADDENDUM

   IN ADDITION TO THE $1,750.00 PER MONTH RENT, TENANT IS OBLIGATED TO PAY AND ADDITIONAL $.06 PER SQUARE FOOT PER MONTH ($300.00 PER MONTH) TO COVER ALL TAXES, INSURANCE, AND PROPERTY MAINTENANCE COSTS INCURRED BY LANDLORD. MAXIMUM OBLIGATION FOR TENANT EACH MONTH IS $2,050.00 ALL INCLUSIVE.

   /S/D.K.
   -------------------              -----------------
   Landlord's Initials:             Tenant's Initials:

                              ARBITRATION RIDER


Any controversy or claim arising out of or relating to this Lease, or the breach thereof, other than an action by Landlord against Tenant for nonpayment of Rent, or for unlawful detainer or ejectment, shall be settled by arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association, and judgment upon the award rendered by the arbitrator(s)may be entered in any court having jurisdiction thereof.


/S/D.K.                          /S/ B.M.
-------------------              -----------------
Landlord's Initials:             Tenant's Initials:

/S/D.K.                          /S/ B.M.
-------------------              -----------------
Landlord's Initials:             Tenant's Initials:

                 LIMITATION ON LANDLORD'S LIABILITY RIDER

Landlord and Tenant agree that Tenant's recourse against Landlord for any obligations of Landlord under this Lease shall be limited to Tenant's execution against Landlord's right, title and interest from time to time in the Premises. Neither Landlord nor any of its partners, shareholders, members, officers, directors, or other principals shall have any personal liability to Tenant as the result of any breach or default by Landlord under this Lease.

/S/ D.K.                          /S/ B.M.
------------------              -----------------
Landlord's Initials:             Tenant's Initials:

/S/ D.K.                          /S/ B.M.
-------------------              -----------------
Landlord's Initials:             Tenant's Initials:

                GUARANTY OF TENANT'S LEASE OBLIGATIONS RIDER

The undersigned hereby unconditionally guarantee, jointly and severally, to Kidder Industrial, ("Landlord"), IE DENNY KIDDER, its successors and assigns, the full and prompt payment of Rent and any and all other sums and charges payable by BONDED MOTORS ("Tenant"), its successors, assigns and subtenants, and the full performance and observance of all of the covenants, terms, conditions and agreements to be performed and observed by Tenant, its successors, subtenants and assigns pursuant to the terms of the Lease Agreement dated 2-11-1997, regarding the premises commonly known as 3223 C ST NE AUBURN (the "Lease")

This Guaranty is an absolute and unconditional guaranty of payment and performance by Tenant under the Lease. It shall be enforceable against the undersigned without the necessity of any suit or proceeding on the part of Landlord against Tenant or any other party.

Except for the right to receive such notice of default by Tenant, the undersigned waives any necessity of notice of nonpayment, nonperformance, or nonobservance by Tenant of any term or provision of the Lease. This Guaranty shall not be discharged by reason of any assignment, renewal, modification or extension of the Lease or waiver or forbearance by Landlord of any of its terms, notice of all of which the undersigned hereby waives. If Landlord is required to employ an attorney to enforce or declare rights hereunder, the prevailing party in any such action shall be entitled to recover its attorneys' fees, and costs from the nonprevai1ing party, in an amount to be determined by the court in any such action.


Dated:         19
      ---------  -----

------------------------        ----------------------
GUARANTORS                      GURANTORS


/S/D.K.                          /S/ B.M.
-------------------              -----------------
Landlord's Initials:             Tenant's Initials:

/S/D.K.                          /S/ B.M.
-------------------              -----------------
Landlord's Initials:             Tenant's Initials:

                           OPTION TO EXTEND RIDER

Provided Tenant is not in default at the time of exercise or upon the commencement of any extension term, Tenant shall have (if not completed, zero) (1) successive options to extend the term of this Lease for
(5) years each. Tenant shall exercise each option by delivering with notice to Landlord not less than one hundred eighty (180) days prior to the expiration of the then current Lease term. Upon the exercise of any option, the term of this Lease shall be extended for the period of the subject option upon all of the same terms, conditions and covenants as set forth herein, except for the amount of the base monthly rental stated in the Lease, which shall be increased or decreased to the amount of fair market rental for the Premises. If Landlord and Tenant are not able to agree on the amount of fair market rental within thirty (30) days after the date Tenant exercises its extension option in each case, then the parties shall submit the determination of the fair market rental value of the Premises to binding arbitration. If Landlord and Tenant are not able to agree upon a single arbitrator within thirty (30) days of their agreement to arbitrate the dispute, then during the following ten (10) day period, Landlord and Tenant shall each designate an expert, who shall be a licensed MIA appraiser or a commercial real estate agent with at least (5) years experience in the commercial leasing market in which the Premises are located. The two experts so selected shall appoint an arbitrator similarly qualified, whose determination of fair market rental value shall be binding upon Landlord and Tenant. Each party shall bear their own expenses of the arbitration except that the cost of the arbitrator shall be paid by the party whose final offer of fair market rent during the thirty (30) day negotiation period is farthest from the amount determined by arbitrator



/S/D.K.                          /S/ B.M.
-------------------              -----------------
Landlord's Initials:             Tenant's Initials:

/S/D.K.                          /S/ B.M.
-------------------              -----------------
Landlord's Initials:             Tenant's Initials:

                                  EXHIBIT A


THE LAND REFERRED TO IN THIS COMMITMENT IS SITUATED IN THE STATE OF WASHINGTON, COUNTY OF KING AND IS DESCRIBED AS FOLLOWS:

PARCEL A:

THAT PORTION OF H.H. JONES D.L.C. NO. 39 IN SECTION 6, TOWNSHIP 21 NORTH, RANGE 5 EAST, WILLAMETTE MERIDIAN, IN KING COUNTY, WASHINGTON, DESCRIBED AS
FOLLOWS:

STARTING AT A POINT ON THE WEST LINE OF SAID SECTION 6, SAID POINT BEING 905 FEET NORTH OF THE NORTH MARGIN OF 30TH ST. N.E. AS OF JUNE 1, 1972 AND 38.6 FEET NORTH OF THE WEST QUARTER CORNER OF SAID SECTION 6;
THENCE SOUTH 89 DEGREE 06' EAST 110.5 FEET ON A LINE PARALLEL WITH 30TH ST. N.E. TO THE TRUE POINT OF BEGINNING;
THENCE SOUTH 89 DEGREE 06' EAST 321 FEET TO THE WEST MARGIN OF "C" ST.
N.E.;
THENCE NORTH 0 DEGREE 53'30" WEST 198.48 FEET ALONG THE WESTERLY MARGIN
OF "C" ST. N.E.;
THENCE SOUTH 89 DEGREE 08'45" WEST 321 FEET;
THENCE SOUTH 0 DEGREE 53'30" EAST 198.73 FEET TO THE TRUE POINT OF BEGINNING.

PARCEL B:

THAT PORTION OF THE HARVEY H. JONES DONATION LAND CLAIM NO. 39, OF SECTION 6, TOWNSHIP 21 NORTH, RAGE 5 EAST, WILLAMETTE MERIDIAN, IN KING COUNTY, WASHINGTON, DESCRIBED AS FOLLOWS:

BEGINNING AT A POINT ON THE WEST LINE OF SAID SECTION 6, SAID POINT BEING 905 FEET NORTH THE NORTH MARGIN OF 30TH STREET NORTHEAST, AND 38.6 FEET NORTH
OF THE WEST QUARTER OF SAID SECTION 6;
THENCE EAST 431.5 FEET PARALLEL TO THE NORTH MARGIN OF SAID 30TH STREET NORTHEAST TO A POINT ON THE WEST RIGHT OF WAY LINE OF "C" STREET
NORTHEASE;
THENCE NORTH 228.5 FEET, MORE OR LESS ALONG SAID RIGHT OF WAY
LINE TO THE CENTERLINE OF BONNEVILLE POWER EASEMENT;
THENCE WEST ON SAID CENTERLINE TO THE WEST LINE OF SAID SECTION 6;
THENCE SOUTH ALONG SAID SECTION LINE TO THE POINT OF BEGINNING;

EXCEPT THE FOLLOWING DESCRIBED PROPERTY:

THAT PORTION OF H. H. JONES DONATION LAND CLAIM NO. 39 IN SECTION 6, TOWNSHIP 21 NORTH, RANGE 5 EAST, WILLAMETTE MERIDIAN, IN KING COUNTY, WASHINGTON, DESCRIBED AS FOLLOWS:

BEGINNING AT A POINT ON THE WEST LINE OF SAID SECTION 6, SAID POINT BEING 905 FEET NORTH OF THE NORTH MARGIN OF 30TH STREET NORTHEAST;
THENCE SOUTH 89 DEGREE 06' EAST 110.5 FEET ON A LINE PARALLEL WITH 30TH STREET NORTHEAST TO THE TRUE POINT OF BEGINNING;
THENCE SOUTH 89 DEGREE 06' EAST 321 FEET TO THE WEST MARGIN OF "C" STREET NORTHEAST;
THENCE NORTH 0 DEGREE 53' 30" WEST 198.48 FEET ALONG THE WESTERLY MARGIN OF "C" STREET NORTHEAST;
THENCE SOUTH 89 DEGREE 08' 45" WEST 321 FEET;
THENCE SOUTH 0 DEGREE 53' 30" EAST 198.73 FEET TO THE TRUE POINT OF BEGINNING;

AND THE SOUTH 333.38 FEET OF THE NORTH 583.38 FEET OF THE FOLLOWING DESCRIBED TRACT;

BEGINNING AT A POINT 30 FEET NORTH OF THE SOUTHWEST CORNER OF THE H.H. JONES DONATION CLAIM NO. 39;
THENCE NORTH 1,716.5 FEET;
THENCE EAST 461.5 FEET;
THENCE SOUTH 1716.5 FEET;
THENCE WEST 461.5 FEET TO THE POINT OF BEGINNING;

EXCEPT PORTION CONVEYED TO THE CITY OF AUBURN BY DEED RECORDED UNDER RECORDING NUMBER 5791052.

ALL SITUATE IN THE COUNTY OF KING, STATE OF WASHINGTON.

                                     EXHIBIT B
                          [Tenant Improvement Schedule]

The wood wall separating front and back half of Bay 8 will be removed at landlords expense. Roll up door between Bay 7 and Bay 8 will be secured for the duration of this lease.

                                Exhibit 10.12

                                    LEASE

                                   PREAMBLE

       THIS LEASE is entered into on August 6, 1997, by and between Charles H. Wheeler, an individual (hereinafter "Landlord") and Bonded Motors, a California corporation (hereinafter "Tenant").

       Landlord hereby leases to Tenant on the terms and conditions set forth in this lease the real property, together with buildings and other improvements located on the real property, located at 2889 Waterville Road, Macon, Georgia 31206, and particularly described in Exhibit A annexed hereto, with all easements, rights and appurtenances in connection therewith or thereunto belonging (hereinafter "Property" or "Premises").

                          ARTICLE 1. TERM OF LEASE

       Section 1.1.  Term.
       ------------  -----

       The term of this lease shall be for a period of three (3) years commencing at 12:01 A.M. on August 1, 1997, and ending on 12:01 A.M. on July 31, 2000, unless terminated sooner or extended further as provided in this lease.

       Section 1.2.  Option to Extend Term.
       ------------  ----------------------

       Tenant shall have the option to extend the term of this lease for an additional period of three (3) years commencing on expiration of the original term specified in Section 1.1 of this lease. If Tenant chooses to exercise this option to renew this lease for the three (3) year term, at the end of this three (3) year period, Tenant shall have another option to extend the terms of this lease for an additional period of four (4) years.

       Section 1.3.  Written Notice.
       ------------  ---------------

       Written notice of Tenant's election to renew the term of this lease shall be delivered by Tenant to Landlord at least sixty (60) days before expiration of the previous period term.

       Section 1.4.  Terms and Conditions of Renewed Terms.
       ------------  --------------------------------------

       The renewed terms of this lease shall be subject to the same terms and conditions as are contained in this lease, including the amount of rent.

       Section 1.5.  Option to Purchase Property.
       ------------  ----------------------------

       Tenant shall have the option to purchase the Premises during the period of this lease or during the renewed periods of this lease. Landlord shall not sell the Premises to anyone other than Tenant during the original and any renewed periods of this lease without first providing Tenant with an opportunity to purchase the Property, under the purchase price set forth in
Section 1.6 below. Tenant shall have sixty (60) days, from the time that Landlord notifies Tenant of its intent to sell to a third party buyer and provides to Tenant the documents evidencing and outlining such sale, to exercise its option to purchase the Property by providing Landlord notice of its intent to exercise the option. Tenant may file a notice of abstract of this option with the County Recorder's Office.

       Section 1.6.  Purchase Price.
       ------------  ---------------

       Should Tenant exercise its option to purchase the Premises, the purchase price shall be Five Hundred Seventy-Five Thousand Dollars ($575,000). Under this option to purchase, the purchase amount shall be offset and reduced by the full amount of any estimated cost of remediation based on the environmental due diligence and assessments performed by Geomatrix Consultants. With respect to any such remediation work to be performed under this paragraph, Geomatrix Consultants shall perform the professional consulting component of the work, including analysis, design, cost estimates, supervision of remedial contractors, and negotiation with appropriate governmental agencies to obtain approval and closure for the remediation work performed. The Landlord may select the contractors to perform the site remediation activities component of the work, provided that Geomatrix Consultants shall approve the selection of the contractors, supervise the contractors' work, and approve the final work product of each contractor retained by Landlord. All remediation work, including the professional consulting and site remediation activities components, shall be paid for by Landlord with funds withheld from the purchase price of the real estate purchase and placed into escrow.

       Section 1.7.  Right to Assign Option.
       ------------  -----------------------

       During the period in which Tenant has a right to exercise its option to purchase the Premises, Tenant may assign such right to any third party.

       Section 1.8.  No Encumbrance.
       ------------  ---------------

       During the term of this Lease, Landlord shall not encumber the Premises or allow any encumbrances on the Premises in anyway. Landlord shall take all necessary steps to remove any encumbrance in violation of this section.

                         ARTICLE 2.  RENT AND TAXES

       Section 2.1.  Rent.
       ------------  -----

       Tenant agrees to pay Landlord during the original terms of this lease and any renewed terms of this lease as follows:

       (1) Four Thousand Seven Hundred Ninety One Dollars and 66/100 ($4,791.66) per month on the first day of each and every month, commencing on August 1, 1997;

       (2) Should the lease end on any day other than the last day of a month, the rent for that month shall be calculated on a pro rata basis.

       Section 2.2.  Taxes.
       ------------  ------

       In addition to the rent specified in Section 2.1 of this lease, Tenant agrees to pay Landlord as additional rent for the use and occupancy of the Premises the real property taxes assessed against the Premises during the term of this lease or any extended term of this lease.

       Section 2.3.  Right to Contest Taxes.
       ------------  -----------------------

       Tenant shall have the right to protest or contest the amount of any tax or assessment or to defer payment of the tax or assessment until final determination of the issue.

                     ARTICLE 3.  REPAIRS AND MAINTENANCE

       Section 3.1.  Present Condition of Premises.
       ------------  ------------------------------

       Landlord agrees that the Premises are in good and tenantable condition on the date of this lease and that the improvements on the Premises have been constructed by Landlord and delivered to Tenant in good and tenantable condition.

       Section 3.2.  Repairs by Tenant.
       ------------  ------------------

       Tenant shall, at tenant's own cost and expense, during the term of this lease or any extension of the term of this lease, keep and maintain in good order and repair all of the Premises including grounds, paving, building doors, and glazing, except those repairs required of the Landlord in the following
Section 3.3.

       Section 3.3.  Repair by Landlord.
       ------------  -------------------

       During the term of this lease or extension of the term of this lease, Landlord shall at Landlord's own cost and expense, repair the foundation and exterior wall of the Premises.

       Section 3.4.  Tenant alterations.
       ------------  -------------------

       Tenant may make nonstructural alterations or improvements to the Premises deemed necessary by Tenant without Landlord's approval, provided that Tenant notifies Landlord in writing at least three (3) days before the date construction for alterations or improvements are to commence so that Landlord may post and record any notice of nonresponsibility, and further provided that all construction complies with the requirements of all appropriate governmental agencies. Before making structural alterations or improvements to the Premises, Tenant shall submit to and obtain landlord's written approval on final construction plans and specifications for the alterations or improvements. Landlord shall not unreasonably withhold such consent.

       Section 3.5.  Surrender of Premises.
       ------------  ----------------------

       On expiration or earlier termination of this lease, provided that Tenant has not exercised its option to purchase the Premises, Tenant shall promptly surrender possession of the Premises to the Landlord on as good condition as the Premises are on the date of this lease, reasonable wear and tear excepted.

                         ARTICLE 4.  USE OF PREMISES

       Section 4.1.  Use of Premises.
       ------------  ----------------

       Tenant shall use the Premises for operating and conducting an automobile parts manufacturing or remanufacturing business and all business activities incident thereto, and for no other purpose without the written consent of Landlord. Landlord shall not unreasonably withhold consent.

       Section 4.2.  Compliance With Law.
       ------------  --------------------

       The Premises shall not be used or permitted by Tenant to be used in violation of any law or ordinance.

       Section 4.3.  Signs.
       ------------  ------

       Tenant may erect and maintain any signs on the Premises relating to Tenant's business on the Premises, provided the signs so erected comply with any law or ordinance of any governmental agency having jurisdiction over the Premises.

                            ARTICLE 5.  INSURANCE

       Section 5.1.  Fire Insurance.
       ------------  ---------------

       Tenant shall, at its own cost and expense, at all times during the full term of the lease and any extended term of this lease, keep all buildings, improvements, and other structures on the Premises insured for their full value against loss or destruction by fire and the perils, including vandalism and malicious mischief, commonly covered under the standard extended coverage endorsements in Bibb County, Georgia. Landlord shall be named as an additional insured on the policies and the policies shall also contain cross liability endorsements.

       Section 5.2.  Liability Insurance.
       ------------  --------------------

       Tenant shall, at Tenant's own cost and expense, secure and maintain during the entire term of the lease and any extended term of this lease, public liability, property damage, and products liability insurance insuring Tenant and Tenant's employees against all bodily injury, property damage, personal injury, and other loss of liability caused by or connected with Tenant's occupation and use of the Premises under this lease in amounts not less than those amounts currently provided by Landlord's insurance coverages.

       Landlord shall be named as an additional insured and the policies shall also contain cross liability endorsements.

       Section 5.3.  Additional Insured.
       ------------  -------------------

       Landlord and Tenant agree that the other shall be named as an additional insured on all policies of insurance and that the liability insurance policies described in this article shall contain cross-liability endorsements.

                 ARTICLE 6.  DESTRUCTION OF PREMISES

       Section 6.1.  Duty to Repair.
       ------------  ---------------

       If any improvements, including buildings and other structures, located on the Premises are damaged or destroyed during the term of this lease or any renewal thereof, the damage shall be repaired as follows:

       (a) If the damage or destruction is caused by peril against which fire and extended coverage insurance is required to be carried by Section 5.01 of this lease, Tenant shall repair that damage as soon as reasonably possible, restore the Premises and improvements to substantially the same condition as existed before the damage or destruction.

       (b) If the damage or destruction is caused by a peril against which insurance is not required to be carried by this lease, Landlord shall repair that damage as soon as reasonably possible and restore the Premises to substantially the same condition as existed before the damage or destruction.

       (c) In the event of any damage or destruction, Tenant may either terminate this lease or abate rent for the time and to the extent Tenant is prevented from occupying the Premises for the use authorized in this lease.

                          ARTICLE 7.  CONDEMNATION

       Section 7.1.  Condemnation.
       ------------  -------------

       In the event of total or partial condemnation, Tenant may terminate this lease. Where partial condemnation results, and Tenant elects to maintain this lease, Landlord shall restore, at Landlord's own cost and expense, the improvements on the remainder of the Premises to a condition making the Premises tenantable by Tenant. Any rent payable under this lease after the date actual physical possession is taken by the condemnor of the portion of the Premises condemned shall be reduced by the percentage of the ground area of the portion taken by eminent domain bears to the total ground area of the Premises on the date of this lease.

                         ARTICLE 8.  INDEMNIFICATION

       Section 8.1.  Tenant's Hold Harmless Clause.
       ------------  ------------------------------

       Except as otherwise provided in Section 8.2, Tenant shall indemnify and hold Landlord harmless from any and all liability, damages or claims, costs, suits, liens, judgments, costs of defense, attorneys' fees and other consequences arising by reason of the death or injury of any person, as a result of Tenant's breach of this lease or Tenant's gross negligence, provided that Landlord is not in any way at fault.

       Section 8.2.  Landlord's Hold-Harmless Clause.
       ------------  --------------------------------

       Notwithstanding the provisions of Section 8.1 of this lease, Tenant shall be under no duty to indemnify and hold Landlord harmless from any liability, claims or damages arising in any part because of Landlord's failure to make any repairs required by this lease to be made by Landlord or because of any negligence or willful acts of misconduct by Landlord or by any person who is an agent or employee of Landlord. Landlord agrees to indemnify, defend, protect and hold Tenant free and harmless from any and against any and all liability, damages or claims, costs, suits, liens, judgments, costs of defense, attorneys' fees, and other consequences arising from or in connection with Landlord's failure to make any repairs required by this lease to be made by

Landlord or because of any negligence or willful acts of misconduct by Landlord or by any person who is an agent or employee of Landlord acting in the course and scope of its agency or employment.

       Landlord further agrees to indemnify, defend, and hold harmless Tenant, its agents, employees, lender and assigns from and against any and all liability damages or claims, costs, suits, liens, judgments, penalties, costs of defense, environmental consulting and remediation costs, attorneys' fees, or other consequences arising from or relating to the presence, release, or discharge of hazardous substances or other environmental contamination or conditions which existed or were caused by conduct occurring prior to Tenant's possession of the Premises. For purpose of this indemnity, the term "hazardous substances" shall have the meaning set forth in CERCLA Section 101(14), U.S.C. 9601(14) and State counterparts.

                 ARTICLE 9.  QUIET ENJOYMENT AND POSSESSION

       Section 9.1.  Covenant of Quiet Enjoyment and Possession.
       ------------  -------------------------------------------

       Landlord covenants and agrees that Tenant shall be put in possession of the Premises and shall quietly have and enjoy the Premises during the term of this lease and any renewal term of this lease without hindrance or molestation by anyone by or through Landlord.

                        ARTICLE 10.  NON-DISTURBANCE

       Section 10.1.  Non-Disturbance.
       -------------  ----------------

       In the event that the mortgagee, beneficiary, or any other person, acquires title to the Property pursuant to the exercise of any remedy provided for in a mortgage or deed of trust on the Property, or by any other action or proceeding for the enforcement thereof, or by any sale thereunder, this lease will not be terminated or affected, nor will possession or any other rights of Tenant under this lease be disturbed, as long as Tenant is not then in default of its obligations under the lease. Landlord shall obtain such a nondisturbance clause satisfactory to the Tenant from all future mortgagees and lienholders on the property, if any are permitted by the Tenant. With respect to any current mortgages or lienholders, Landlord shall use its best efforts to obtain a nondisturbance clause prior to the commencement of the terms of this lease.

       Where a mortgagee, beneficiary, or any other person acquires title to the Property pursuant to the exercise of such right, Tenant agrees to attorn to the mortgagee, beneficiary or such other person as its new landlord and the lease shall continue in full force and effect as a direct lease with Tenant and mortgagee, beneficiary or such other person, upon all the terms, covenants and agreements set forth in this Lease.

                         ARTICLE 11.  MISCELLANEOUS

       Section 11.1.  Assignment and Subletting.
       -------------  --------------------------

       Tenant may assign or sublet the Premises at any time during its lease or any extended term of the lease.

       Section 11.2.  Notices.
       -------------  --------

       All notices or other communications required or permitted by this lease or by law to be served on or given to either party to this lease by the other party shall be in writing and shall be deemed duly served and given when personally delivered to the party to whom it is directed or to any managing employee or officer of that party or, in lieu of personal service, when sent by registered or certified mail with postage prepaid:

If to Tenant, as follows:

                  Mr. Aaron Landon
                  Bonded Motors
                  7522 S. Maie Avenue
                  Los Angeles, California  90001

and if to Landlord, as follows:

                  Mr. Charles H. Wheeler
                  Wheeler's Manufacturing Company, Inc.
                  P.O. Box 1094
                  Macon, GA 31297-4399

       Either party may change its address for purposes of this section by giving written notice of such in the manner provided in this section.

       Section 11.3.  Binding Heirs and Successors.
       -------------  -----------------------------

       This lease shall be binding on and shall inure to the benefit of the heirs, executors, administrators, successors, and assigns of each Landlord and Tenant.

       Section 11.4.  Time of Essence.
       -------------  ----------------

       Time is expressly declared to be of the essence in this case.

       Section 11.5.  Drafting Party.
       -------------  ---------------

       Neither party will be deemed to have drafted this instrument for the purpose of constructing any provisions against one party or another.

       Section 11.6.  Sole and Only Agreement.
       -------------  ------------------------

       This agreement constitutes the sole and only agreement between Landlord and Tenant respecting the Premises, the leasing of the Premises to Tenant, and the lease terms contained in this lease, and correctly sets forth the obligations of Landlord and Tenant to each other as of its date. Any such agreements or representations not set forth in this instrument are null and void.

       Executed this   6th  day of August, 1997 at Los Angeles, California.
                    --------


                                            /S/AARON LANDON
                                            -------------------------
                                            Aaron Landon
                                            For Bonded Motors, Tenant


                                            /S/CHARLES H. WHEELER
                                            -------------------------
                                            Charles H. Wheeler
                                            Individual, Landlord