Form 10QSB
period 1998-03-31
BONDED MOTORS INC
filed 1998-04-27
CIK 1006376

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                    Yes [x]            No [_]

  There were 3,055,040 shares of common stock outstanding at April 27, 1998.

                             BONDED MOTORS, INC.

                                    INDEX

Part I  - Financial Information                                           Page

          Item 1. Financial Statements

          Balance Sheets as of March 31, 1998                               3

          Statements of Earnings for the three month periods
                  ended March 31, 1998, and 1997                            4

          Statements of Cash Flows for the three month periods
                  ended March 31, 1998, and 1997                            5

          Notes to Financial Statements                                    6-9

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operation           10-12

Part II  - Other Information

          Item 6. Exhibits and Reports                                      13

          Signature                                                         14

                              BONDED MOTORS, INC.
                                 Balance Sheets
                                 March 31, 1998
                                  (Unaudited)

                                   Assets

Current assets:
  Cash                                                              $  200,431
  Trade accounts receivable (less allowance for
   doubtful accounts of $128,019)                                    6,558,080

  Inventories:
    Parts                                                            1,570,074
    Work in process                                                    698,200
    Finished goods                                                   5,548,822
                                                                    ----------
                                                                     7,817,096
                                                                    ----------

  Deferred tax assets                                                  393,144
  Prepaid expenses and other current assets                            264,719
  Prepaid income taxes                                                   2,689
                                                                    ----------
    Total current assets                                            15,236,159
                                                                    ----------

Property and equipment, at cost:
  Machinery and equipment                                            2,672,129
  Furniture and fixtures                                               445,985
                                                                    ----------
                                                                     3,118,114
  Less accumulated depreciation                                      1,367,361
                                                                    ----------
    Net property and equipment                                       1,750,753
                                                                    ----------

Goodwill, less accumulated amortization of $13,242                     198,636
Deferred tax assets                                                  1,352,683
                                                                    ----------
                                                                   $18,538,231
                                                                    ==========

                    Liabilities and Shareholders' Equity

Current liabilities:
  Current installments of notes payable to bank (note B)            $  385,128
  Accounts payable                                                   2,574,737
  Accrued expenses                                                     575,335
  Accrued warranty obligations                                         471,000
                                                                    ----------
    Total current liabilities                                        4,006,200
                                                                    ----------

Notes payable to bank, excluding current installments (note B)         375,113
Long-term debt (note B)                                              5,450,808

Shareholders' equity (note D):
  Preferred stock, no par value.  Authorized
    1,000,000 shares; none issued and outstanding                        -
  Common stock, no par value.  Authorized
    10,000,000 shares; issued and outstanding
    3,040,040 shares                                                 4,889,569
  Retained earnings                                                  3,916,541
  Notes receivable from exercise of stock options                     (100,000)
                                                                    ----------
    Total shareholders' equity                                       8,706,110
                                                                    ----------
                                                                  $ 18,538,231
                                                                    ==========

               See accompanying notes to financial statements

                             BONDED MOTORS, INC.
                           Statements of Earnings
                                 (Unaudited)

                                                     For the Three Months Ended
                                                               March 31
                                                     --------------------------
                                                         1998          1997
                                                         ----          ----
Net sales                                            $ 8,508,042     5,075,773
Cost of sales                                          6,984,237     3,689,416
                                                      ----------    ----------
      Gross profit                                     1,523,805     1,386,357

Selling, general and administrative expenses           1,082,596       864,587
                                                      ----------    ----------
      Earnings from operations                           441,209       521,770

Other (expense) income:
  Interest expense                                      (110,424)      (12,293)
  Interest income                                          2,085         4,077
  Other                                                   (1,896)         -
                                                      ----------    ----------
      Earnings before income taxes                       330,974       513,554

Income tax (expense)                                    (125,280)      (85,034)
                                                      ----------    ----------
      Net earnings                                     $ 205,694       428,520
                                                      ==========    ==========

Basic earnings per share                             $      .07           .14
Diluted earnings per share                                  .06           .14
                                                      ==========    ==========
Weighted average common shares outstanding             3,039,000     3,003,000
                                                      ==========    ==========
Weighted average common and common equivalent
   shares outstanding                                  3,188,000     3,111,000
                                                      ==========    ==========

               See accompanying notes to financial statements

                                  BONDED MOTORS, INC.
             Statements of Cash Flow For the Three Months Ended March 31
                                      (Unaudited)

                                                                   1998        1997
                                                                   ----        ----
Cash flows from operating activities:
  Net earnings                                                  $  205,694     428,520
                                                                 ---------   ---------
  Adjustments to reconcile net earnings to net cash used in
   operating activities:
    Depreciation and amortization                                   64,597      32,828
    Loss on sale of property and equipment                           1,896        -
    (Increase) decrease in assets:
      Accounts receivable                                       (2,829,550)   (817,302)
      Inventories                                                 (540,135)   (744,136)
      Prepaid expenses and other assets                            (75,278)   (119,467)
      Deferred tax assets                                          (56,931)    (90,702)
    Increase (decrease) in liabilities:
      Accounts payable                                             902,507    (125,868)
      Accrued expenses                                             147,727      43,720
      Accrued warranty obligations                                  61,000      15,000
      Income taxes payable                                         175,011     175,736
                                                                 ---------   ---------
        Total adjustments                                       (2,149,156) (1,630,191)
                                                                 ---------   ---------
        Net cash used in operating activities                   (1,943,462) (1,201,671)
                                                                 ---------   ---------
Cash flows from investing activities:
      Purchases of equipment                                      (224,426)    (49,215)
      Proceeds from sale of equipment                                  500        -
                                                                 ---------   ---------
        Net cash used in investing activities                     (223,926)    (49,215)
                                                                 ---------   ---------

Cash flows from financing activities:
  Net proceeds from exercise of stock options                       16,250        -
  Borrowings from bank                                           3,654,652   1,200,000
  Repayments of notes payable to related parties                  (100,000)       -
  Repayments of bank borrowings                                 (1,500,126)       -
                                                                 ---------   ---------
      Net cash provided by financing activities                  2,070,776   1,200,000
                                                                 ---------   ---------
      Net increase (decrease) in cash                              (96,612)    (50,886)

Cash at beginning of period                                        297,043      73,498
                                                                 ---------   ---------
Cash at end of period                                           $  200,431      22,612
                                                                 =========   =========



               See accompanying notes to financial statements

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring journals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

Acquisition and Goodwill

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
                                                  ========

Revenue Recognition and Core Accounting

Revenue is recognized upon shipment of product, net of a provision for core returns. The Company's customers are encouraged to return their old, rebuildable core as a credit against the identical engine purchased. The Company identifies the returned core to the original customer invoice and issues a credit memo equal to the core charge reflected on the original invoice. These core returns, recorded as a reduction in net sales, were $1,912,022 and $1,469,390 during the three months ended March 31, 1998 and 1997 respectively.

Cores returned from customers are recorded into inventory on the same basis as the Company records purchases of cores from independent core suppliers, at the lower of average cost or market (net realizable value). Customer core returns provide approximately 50% of the Company's core requirements, and independent core suppliers provide the remaining 50% of the Company's core requirements.

Earnings per Share

The Financial Accounting Standards Board issued statement No.128, "Earnings per Share" (SFAS No.128), in March 1997 and effective for fiscal years ending after December 15, 1997. The Company adopted SFAS No.128 in 1997. This statement requires the presentation of "Basic" earnings per share which represents net earnings divided by the weighted average shares outstanding, excluding all common stock equivalents. A dual presentation of "Diluted" earnings per share reflecting the dilutive effects of all common stock equivalents is also required. Figures for 1997 have been restated for the effects of the adoption of SFAS No. 128.

The weighted average common shares outstanding for three month periods ended March 31, 1998 and 1997 were 3,039,000 and 3,003,000, respectively. For purposes of diluted earnings per share, the incremental common equivalent shares due to outstanding stock options and warrants during the years ended March 31, 1998 and 1997 were 149,000 and 108,000, respectively. No adjustments to net income were made for the purpose of computing diluted earnings per share.

(NOTE B) Long-Term Debt:

In January 1998, the Company entered into an amended credit agreement (Agreement) providing for a revolving line of credit for borrowings up to $7,500,000 through May 1, 2000. Borrowings under the Agreement bear interest at LIBOR (5.84% at December 31, 1997) plus 2.0% or at prime (8.50% at

December 31, 1997). The choice of the interest rate is at the discretion of the Company. Borrowings under the line of credit are secured by the Company's assets. Total amounts outstanding under the revolving line of credit at March 31, 1998 were $5,450,808. The Company had available borrowings under the line of credit of $2,049,192 at March 31, 1998.

The Agreement also provides for an acquisition facility for borrowings up to $8,000,000 for a period of two years from the date of funding. This facility is to be used for general corporate purposes and in the event the Company enters into an acquisition in the automotive industry. Borrowings under the credit agreement bear interest at prime plus 0.25% or LIBOR plus 2.25% or cost of funds plus 2.25% and are secured by the assets of the Company and of the acquired company. The choice of the interest rate is at the discretion of the Company. At March 31, 1998, $760,241 had been drawn down and were outstanding under this facility. The Company had available borrowings under this facility of $7,239,759 at March 31, 1998.

The Agreement includes various financial covenants, the more significant of which are tangible net worth, debt coverage ratio, senior debt to tangible net worth and quick ratio. The Company was in compliance with all such covenants as of March 31, 1998.

(NOTE C)  Income Taxes:

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

The Company adopted a stock option plan in January 1996 which provides for the issuance of options to employees, officers and directors of the Company to purchase up to an aggregate of 400,000 shares of common stock. In 1997, the plan was amended to increase the number of shares of common stock that could be purchased to an aggregate of 600,000 shares. In 1996, the Company issued 255,000 options with exercise prices ranging between $5.50 and $6.50, the estimated fair market value at date of grant, with vesting periods of between one and three years and exercise dates of between one and five years from the date of issuance of the option. In 1997, the Company issued 185,000 with exercise prices ranging between $8.625 and $10.00, the estimated fair market value at date of grant, with vesting periods of between one and three years and exercise dates of between one and five years from the date of issuance of the option. During 1997, 34,600 options were exercised for total proceeds of $194,900 and 7,500 options were canceled upon termination of employment by one of the employees. In February 1998, the Company granted stock options for 70,000 shares at a price of $9.50, the estimated fair market value as of the date of the grant, to the officers. During 1998, 2,500 options were exercised for total proceeds of $16,250 and 10,000 options were canceled upon termination of employment by one of the employees.

The Company also adopted a directors' plan in January 1996 which provides for the issuance of options to outside directors of the Company to purchase up to an aggregate of 50,000 shares of common stock. In 1996, 20,000 options were issued with exercise prices of $6.50, the estimated fair market value at date of grant. In 1997, 6,000 options were issued with exercise prices ranging between $7.25 and $7.375, the estimated fair market value at date of grant. During 1997, 10,000 options were canceled.

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

RESULTS OF OPERATIONS:

Net sales for the three months ended March 31, 1998 increased $3,432,269 or 67.6% over the comparable periods a year earlier. For such three month periods the increase was from $5,075,773 to $8,508,042. These increases are attributable to internal growth with the Company's traditional customer base, and the addition of Genuine Parts/NAPA, for whom the Company is now the primary remanufactured engine suppliers. In March, 1998, the Company closed its Harrisburg distribution center and transfer those goods to its new Albany, New York distribution center. (its Macon, Georgia manufacturing plant was purchased in August, 1997, its Auburn, Washington distribution center was opened in December, 1994 , its Cincinnati, Ohio distribution center was opened in August, 1996, and its Denver, Colorado distribution center was opened in January, 1997.)

Cost of goods sold for the three months ended March 31, 1998 increased $3,294,821 or 89.3% over the comparable periods a year earlier. For such three month periods the increase was from $3,689,416 to $6,984,237. These increases are attributable to additional costs during the recent periods in connection with increased production. Cost of goods sold as a percentage of net sales increased over the three month periods from 72.7% to 82.1%. The Company believes that this increase in cost of goods sold is primarily attributable to the labor and overhead costs associated with the expansion of the Company's production capacity, as well as expensed start-up costs associated with the new Macon, Georgia manufacturing facility.

Selling, general and administrative expenses for the three months ended
March 31, 1998 increased $218,009 or 25.2% over the comparable periods a year earlier. Selling, general and administrative expenses as a percentage of sales decreased from 17.0% to 12.7% for the comparable three month periods. These changes are primarily attributable to higher revenues in the current three month periods.

Earnings from operations for the three months ended March 31, 1998 decreased $80,561 or 15.4% over the comparable periods a year earlier.

Interest expense for the three months ended March 31, 1998 increased $98,131 or 798.3% over the comparable periods a year earlier. The increase was primarily attributable to borrowings for the three months ended March 31,

1998 due to a build up of inventory and accounts receivable, which are attributable to sales increases and due to the acquisition of Wheeler Manufacturing.

Pre-tax income for the three months ended March 31, 1998 decreased $182,580 or 35.6% for the three month periods from the year earlier. After tax earnings decreased $222,826 or 52.0% for the three month periods from a year earlier, due to the items mentioned above.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's operations have been financed principally by borrowings under a bank credit facility and cash flows from operations. At March 31, 1998, the Company's working capital was $11,229,959.

Net cash used by operating activities during the three months ended March 31, 1998 of $1,943,462 was primarily to finance an increase in accounts receivable and inventory, due to increased sales during the period.

Net cash used by investing activities for the three month periods ended March 31, 1998 of $223,926 was primarily for the purchase of new equipment.

Net cash provided by financing activities for the three month periods ended March 31, 1998 of $2,070,776 was primarily for the issuance of common stocks and recent borrowings from the bank.

In January 1998, the Company entered into an amended credit agreement (Agreement) providing for a revolving line of credit for borrowings up to $7,500,000 through May 1, 2000. Borrowings under the Agreement bear interest at LIBOR (5.84% at December 31, 1997) plus 2.0% or at prime (8.50% at December 31, 1997). The choice of the interest rate is at the discretion of the Company. Borrowings under the line of credit are secured by the Company's assets. Total amounts outstanding under the revolving line of credit at March 31, 1998 were $5,450,808. The Company had available borrowings under the line of credit of $2,049,192 at March 31, 1998.

The Agreement also provides for an acquisition facility for borrowings up to $8,000,000 for a period of two years from the date of funding. This facility is to be used for general corporate purposes and in the event the Company enters into an acquisition in the automotive industry. Borrowings under the credit agreement bear interest at prime plus 0.25% or LIBOR plus 2.25% or cost of funds plus 2.25% and are secured by the assets of the Company and of the acquired company. The choice of the interest rate is at the discretion of the Company. At March 31, 1998, $760,241 had been drawn down and were outstanding under this facility. The Company had available borrowings under this facility of $7,239,759 at March 31, 1998.

The Company's accounts receivable as of March 31, 1998 was $6,558,080. This represents an increase of $2,829,550 or 75.9% over accounts receivable on December 31, 1997, and is due to increased sales.

The Company's inventory as of March 31, 1998 was $7,817,096 which represents an increase of $540,135 or 7.4% over inventory as of December 31, 1997. The increase is primary attributable to the Company's increasing finished goods inventory at all distribution centers. In addition, the Company maintains a large inventory at its Los Angeles facility in anticipation of increased demand for the Company's products in 1998.

In 1996 and prior years, quarterly inventory values were estimated based upon historical values. At fiscal year ended December 31, 1996, a physical inventory was taken and an adjustment of $447,977 to inventory valuations was made. Because quarterly physical inventories were not taken throughout 1996, no quarterly adjustments could be calculated.

Beginning the first quarter of 1997, physical inventories have been taken on a quarterly basis, resulting in no significant inventory valuation adjustment at year ended 1997. This procedure continues throughout 1998.

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


                                       Bonded Motors, Inc.




Dated: April 27, 1998                  By:/S/PAUL SULLIVAN
                                          -------------------------
                                          Paul Sullivan
                                          Chief Financial Officer