Form 10QSB
period 1998-06-30
BONDED MOTORS INC
filed 1998-07-29
CIK 1006376

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                    Yes [x]            No [_]

  There were 3,065,040 shares of common stock outstanding at July 29, 1998.

                             BONDED MOTORS, INC.

                                    INDEX

Part I  - Financial Information                                           Page

          Item 1. Financial Statements

          Balance Sheets as of June 30, 1998                               3

          Statements of Earnings for the three and six month periods
                  ended June 30, 1998, and 1997                            4

          Statements of Cash Flows for the six month periods
                  ended June 30, 1998, and 1997                            5

          Notes to Financial Statements                                   6-9

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operation           10-12

Part II  - Other Information

          Item 4. Submission of Matters to a Vote of Security Holder       13

          Item 6. Exhibits and Reports                                     13

          Signature                                                        14

                              BONDED MOTORS, INC.
                                 Balance Sheets
                                 June 30, 1998
                                  (Unaudited)

                                   Assets

Current assets:
  Cash                                                              $   57,051
  Trade accounts receivable (less allowance for
   doubtful accounts of $145,646)                                    5,667,961

  Inventories:
    Parts                                                            5,897,340
    Work in process                                                    904,170
    Finished goods                                                   1,657,197
                                                                    ----------
                                                                     8,458,707
                                                                    ----------

  Deferred tax assets                                                  438,800
  Prepaid expenses and other current assets                            495,612
  Prepaid income taxes                                                  25,042
                                                                    ----------
    Total current assets                                            15,143,173
                                                                    ----------

Property and equipment, at cost:
  Machinery and equipment                                            3,030,895
  Furniture and fixtures                                               449,486
                                                                    ----------
                                                                     3,480,381
  Less accumulated depreciation                                      1,438,542
                                                                    ----------
    Net property and equipment                                       2,041,839
                                                                    ----------

Goodwill, less accumulated amortization of $18,539                     193,340
Deferred tax assets                                                  1,442,241
Other assets                                                           140,597
                                                                    ----------
                                                                   $18,961,190
                                                                    ==========

                    Liabilities and Shareholders' Equity

Current liabilities:
  Current installments of notes payable to bank (note B)            $  385,128
  Accounts payable                                                   3,167,225
  Accrued expenses                                                     646,442
  Accrued warranty obligations                                         564,000
                                                                    ----------
    Total current liabilities                                        4,762,795
                                                                    ----------

Notes payable to bank, excluding current installments (note B)         278,831
Long-term debt (note B)                                              4,633,112

Shareholders' equity (note D):
  Preferred stock, no par value.  Authorized
    1,000,000 shares; none issued and outstanding                         -
  Common stock, no par value.  Authorized
    10,000,000 shares; issued and outstanding
    3,055,040 shares                                                 4,972,069
  Additional paid-in capital                                            99,000
  Retained earnings                                                  4,315,383
  Notes receivable from exercise of stock options                     (100,000)
                                                                    ----------
    Total shareholders' equity                                       9,286,452
                                                                    ----------
                                                                  $ 18,961,190
                                                                    ==========

               See accompanying notes to financial statements

                                        BONDED MOTORS, INC.
                                      Statements of Earnings
                                            (Unaudited)

                                                For the Three Months Ended   For the Six Months Ended
                                                          June 30                     June 30
                                                     1998          1997         1998          1997
                                                 ------------------------    ------------------------
Net sales                                        $11,302,610    6,272,321    $19,810,652   11,348,094
Cost of sales                                      8,833,411    5,078,212     15,817,648    8,767,628
                                                  ----------   ----------     ----------   ----------
      Gross profit                                 2,469,199    1,194,109      3,993,004    2,580,466

Selling, general and administrative expenses       1,783,905      889,785      2,866,501    1,754,372
                                                  ----------   ----------     ----------   ----------
      Earnings from operations                       685,294      304,324      1,126,503      826,094

Other (expense) income:
  Interest expense                                  (145,255)     (34,242)      (255,679)     (46,535)
  Interest income                                      2,086        4,083          4,171        8,160
  Other                                                 -            -            (1,896)        -
                                                  ----------   ----------     ----------   ----------
      Earnings before income taxes                   542,125      274,165        873,099      787,719

Income tax (expense)                                (143,283)       8,695       (268,563)     (76,339)
                                                  ----------   ----------     ----------   ----------
      Net earnings                               $   398,842      282,860    $   604,536      711,380
                                                  ==========   ==========    ===========   ==========

Basic earnings per share                         $      .13          .09            .20          .24
Diluted earnings per share                              .13          .09            .19          .23
                                                  ==========   ==========    ===========   ==========
Weighted average common shares outstanding         3,053,000    3,024,000      3,040,000    3,008,000
                                                  ==========   ==========    ===========   ==========
Weighted average common and common equivalent
   shares outstanding                              3,187,000    3,127,000      3,181,000    3,115,000
                                                  ==========   ==========    ===========   ==========

                          See accompanying notes to financial statements

                                  BONDED MOTORS, INC.
             Statements of Cash Flow For the Six Months Ended June 30
                                      (Unaudited)

                                                                   1998        1997
                                                                   ----        ----
Cash flows from operating activities:
  Net earnings                                                  $  604,536     711,380
                                                                 ---------   ---------
  Adjustments to reconcile net earnings to net cash used in
   operating activities:
    Depreciation and amortization                                  141,074      72,112
    Stock option compensation expense                               99,000        -
    Loss on sale of property and equipment                           1,896        -
    (Increase) decrease in assets:
      Accounts receivable                                       (1,939,431) (1,947,449)
      Inventories                                               (1,181,746)   (148,067)
      Prepaid expenses and other assets                           (446,768)   (145,583)
      Deferred tax assets                                         (192,145)   (328,766)
    Increase (decrease) in liabilities:
      Accounts payable                                           1,494,995         535
      Accrued expenses                                             218,834      58,890
      Accrued warranty obligations                                 154,000      30,000
      Income taxes payable                                         152,658     141,805
                                                                 ---------   ---------
        Total adjustments                                       (1,497,633) (2,266,523)
                                                                 ---------   ---------
        Net cash used in operating activities                     (893,097) (1,555,143)
                                                                 ---------   ---------
Cash flows from investing activities:
      Purchases of equipment                                      (586,693)   (198,728)
      Proceeds from sale of equipment                                  500        -
                                                                 ---------   ---------
        Net cash used in investing activities                     (586,193)   (198,728)
                                                                 ---------   ---------

Cash flows from financing activities:
  Net proceeds from exercise of stock options                       98,750     165,000
  Borrowings from bank                                          10,463,315   1,692,451
  Repayments of notes payable to related parties                  (100,000)       -
  Repayments of bank borrowings                                 (9,222,767)       -
                                                                 ---------   ---------
      Net cash provided by financing activities                  1,239,298   1,857,451
                                                                 ---------   ---------
      Net increase (decrease) in cash                             (239,992)    103,580

Cash at beginning of period                                        297,043      73,498
                                                                 ---------   ---------
Cash at end of period                                           $   57,051     177,078
                                                                 =========   =========


Supplemental disclosure of cash flow information:
  Cash paid for:
   Interest                                                     $  255,679      46,535
   Income taxes                                                    308,050     263,300
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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring journals) considered necessary for a fair presentation have been included. Operating results for the six and three month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

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
                                                   ========

Revenue Recognition and Core Accounting

Revenue is recognized upon shipment of product, net of a provision for core returns. The Company's customers are encouraged to return their old, rebuildable core as a credit against the identical engine purchased. The Company identifies the returned core to the original customer invoice and issues a credit memo equal to the core charge reflected on the original invoice. These core returns, recorded as a reduction in net sales, were $5,318,434 and $3,160,226 during the six months ended June 30, 1998 and 1997 respectively, and $3,406,412 and $1,690,836 during the three months ended June 30, 1998 and 1997 respectively.

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

The weighted average common shares outstanding for six month periods ended June 30, 1998 and 1997 were 3,040,000 and 3,008,000, respectively. For purposes of diluted earnings per share, the incremental common equivalent shares due to outstanding stock options and warrants during the six month period ended June 30, 1998 and 1997 were 141,000 and 107,000, respectively. No adjustments to net income were made for the purpose of computing diluted earnings per share.

(NOTE B) Long-Term Debt:

In January 1998, the Company entered into an amended credit agreement (Agreement) providing for a revolving line of credit for borrowings up to $7,500,000 through May 1, 2000. Borrowings under the Agreement bear interest at LIBOR (5.84% at December 31, 1997) plus 2.0% or at prime (8.50% at December 31, 1997). Borrowings under the line of credit are secured by the Company's assets. Total amounts outstanding under the revolving line of credit at June 30, 1998 were $4,633,112. The Company had available borrowings under the line of credit of $2,866,888 at June 30, 1998.

The Agreement also provides for an acquisition facility for borrowings up to $8,000,000 for a period of two years from the date of funding. This facility is to be used for general corporate purposes and in the event the Company enters into an acquisition in the automotive industry. Borrowings under the credit agreement bear interest at prime plus 0.25% or LIBOR plus 2.25% or cost of funds plus 2.25% and are secured by the assets of the Company and of the acquired company. At June 30, 1998, $663,959 had been drawn down and were outstanding under this facility. The Company had available borrowings under this facility of $7,336,041 at June 30, 1998.

The Agreement includes various financial covenants, the more significant of which are tangible net worth, debt coverage ratio, senior debt to tangible net worth and quick ratio. The Company was in compliance with all such covenants as of June 30, 1998.

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

The Company adopted a stock option plan in January 1996 which provides for the issuance of options to employees, officers and directors of the Company to purchase up to an aggregate of 400,000 shares of common stock. In 1997, the plan was amended to increase the number of shares of common stock that could be purchased to an aggregate of 600,000 shares. In 1996, the Company issued 255,000 options with exercise prices ranging between $5.50 and $6.50, the estimated fair market value at date of grant, with vesting periods of between one and three years and exercise dates of between one and five years from the date of issuance of the option. In 1997, the Company issued 185,000 with exercise prices ranging between $8.625 and $10.00, the estimated fair market value at date of grant, with vesting periods of between one and three years and exercise dates of between one and five years from the date of issuance of the option. During 1997, 34,600 options were exercised for total proceeds of $194,900 and 7,500 options were canceled upon termination of employment by one of the employees. In February 1998, the Company granted stock options for 70,000 shares at a price of $9.50, the estimated fair market value as of the date of the grant, to the officers. During 1998, 17,500 options were exercised for total proceeds of $98,750 and 10,000 options were canceled upon termination of employment by one of the employees.

Under the Company's 1996 Incentive Stock Plan, in June, 1998 the Company granted stock options for 25,000 shares with an exercise price of $7.75, to consultants for services rendered.

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

RESULTS OF OPERATIONS:

Net sales for the six months and three months ended June 30, 1998 increased $8,462,558 or 74.6% and $5,030,289 or 80.2%, respectively, over the comparable periods a year earlier. For such six month periods the increase was from $11,348,094 to $19,810,652 and for such three month periods the increase was from $6,272,321 to $11,302,610. These increases are attributable to internal growth with the Company's traditional customer base, and the addition of Genuine Parts/NAPA, for whom the Company is now the primary remanufactured engine supplier. In March, 1998, the Company closed its Harrisburg, Pennsylvania distribution center and transferred those goods to its new Albany, New York distribution center. (its Macon, Georgia manufacturing plant was Purchased in August, 1997, its Auburn, Washington distribution center was opened in December, 1994 , its Cincinnati, Ohio distribution center was opened in August, 1996, and its Denver, Colorado distribution center was opened in January, 1997.)

Cost of goods sold for the six and three months ended June 30, 1998 increased $7,050,020 or 80.4% and $3,755,199 or 73.9%, respectively, over the comparable periods a year earlier. For such six month periods the increase was from $8,767,628 to $15,817,648 and for such three month periods the increase was from $5,078,212 to $8,833,411. These increases are attributable to additional costs during the recent periods in connection with increased production.
Cost of goods sold as a percentage of net sales increased over the six month periods from 77.3% to 79.8% and decreased over the three month periods from 81.0% to 78.2%. The Company believes that this increase in cost of goods sold for the six months ended is primarily attributable to the labor and overhead costs associated with the expansion of the Company's production capacity, as well as expensed start-up costs associated with the new Macon, Georgia manufacturing facility. The decrease in costs for the three months periods was due primarily to more efficient materials handling and to a greater absorption of direct labor and related overhead expenses as a result of increased production.

Selling, general and administrative expenses for the six and three months ended June 30, 1998 increased $1,112,129 or 63.4% and $894,120 or 100.5%, respectively, over the comparable periods a year earlier. Selling, general and administrative expenses as a percentage of sales decreased from 15.5%
to 14.5% for the comparable six month periods and increased from 14.2% to 15.8% for the comparable three month periods. The decrease in the six month periods is primarily attributable to higher revenues. The increase in the three month periods is primarily attributable to increase freight costs and to recognize the fair market value of $99,000 for options granted to consultants as compensation for services rendered.

Earnings from operations for the six and three months ended June 30, 1998 increased $300,409 or 36.4% and increased $380,970 or 125.2%, respectively, over the comparable periods a year earlier.

Interest expense for the six month and three months ended June 30, 1998 increased $209,144 or 449.4% and increased $111,013 or 324.2%, respectively, over the comparable periods a year earlier. The increase was primarily attributable to borrowings for the six months ended June 30, 1998 due to a build up of inventory and accounts receivable, which are attributable to sales increases and due to the acquisition of Wheeler Manufacturing.

Pre-tax income for the six and three months ended June 30, 1998 increased $85,380 or 10.8% for the six month periods and increased $267,960 or 97.7% for the three month periods from the year earlier. After tax earnings decreased $106,844 or 15.0% for the six month periods and increased
$115,982 or 41.0% for the three month periods from a year earlier, due to the items mentioned above.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's operations have been financed principally by borrowings under a bank credit facility and cash flows from operations. At June 30, 1998, the Company's working capital was $10,380,378.

Net cash used by operating activities during the six months ended June 30, 1998 of $893,097 was primarily to finance an increase in accounts receivable and inventory, due to increased sales during the period.

Net cash used by investing activities for the six month periods ended June 30, 1998 of $586,193 was primarily for the purchase of new equipment.

Net cash provided by financing activities for the six month periods ended June 30, 1998 of $1,239,298 was primarily from recent borrowings from the bank, and cash received upon the exercise of stock options.

In January 1998, the Company entered into an amended credit agreement (Agreement) providing for a revolving line of credit for borrowings up to $7,500,000 through May 1, 2000. Borrowings under the Agreement bear interest at LIBOR (5.84% at December 31, 1997) plus 2.0% or at prime (8.50% at December 31, 1997). Borrowings under the line of credit are secured by the Company's assets. Total amounts outstanding under the revolving line of credit at June 30, 1998 were $4,633,112. The Company had available borrowings under the line of credit of $2,866,888 at June 30, 1998.

The Agreement also provides for an acquisition facility for borrowings up to $8,000,000 for a period of two years from the date of funding. This facility is to be used for general corporate purposes and in the event the Company enters into an acquisition in the automotive industry. Borrowings under the credit agreement bear interest at prime plus 0.25% or LIBOR plus 2.25% or cost of funds plus 2.25% and are secured by the assets of the Company and of the acquired company. At June 30, 1998, $663,959 had been drawn down and were outstanding under this facility. The Company had available borrowings under this facility of $7,336,041 at June 30, 1998.

The Company's accounts receivable as of June 30, 1998 was $5,667,961. This represents an increase of $1,939,431 or 52.0% over accounts receivable on December 31, 1997, and is due to increased sales.

The Company's inventory as of June 30, 1998 was $8,458,707 which represents an increase of $1,181,746 or 16.2% over inventory as of December 31, 1997. The increase is primary attributable to the Company's increasing finished goods inventory at all distribution centers. In addition, the Company maintains a large inventory at its Los Angeles facility in anticipation of increased demand for the Company's products in 1998.

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

                         PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     (a) The Company's annual meeting of stockholders was held on April 27, 1998.

     (b)   The directors elected at the meeting were:

                                                 For        Against    Abstain

                    Aaron Landon              2,636,800       -         56,000
                    Richard Funk              2,636,600       -         56,200
                    Paul Sullivan             2,636,800       -         56,000
                    Buddy Mercer              2,636,800       -         56,000
                    Edward T. Bradford        2,634,100       -         58,700
                    Cornelius P. McCarthy III 2,634,300       -         58,500
                    John F. Creamer           2,634,100       -         58,700


     (c) Other matters voted upon at the meeting and the results of those voted were as follows:

                                                 For        Against    Abstain

           Amendment to the 1996              1,726,331     483,545      4,720
           Incentive Stock Plan to Increase
           The Number of Shares of Common
           Stock Issuable from 400,000 Shares
           To 600,000 Shares

           Ratification of Appointment of     2,690,015         700      2,085
           Independent Auditors

The foregoing matters are described in detail in the Company's proxy statement dated April 3, 1998 for the 1998 Annual Meeting of Stockholders.


Item 6. Exhibits and Reports on Form 8-K

     (a)   Exhibits:
             None

     (b)   Reports on Form 8-K
             None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrants caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.


                                        Bonded Motors, Inc.




Dated: July 29, 1998                    By:/S/PAUL SULLIVAN
                                           -----------------------------
                                           Paul Sullivan
                                           Chief Financial Officer