Form 10QSB/A
period 1998-06-30
BONDED MOTORS INC
filed 1998-07-30
CIK 1006376

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-QSB/A

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

                              BONDED MOTORS, INC.
                                 Balance Sheets
                                 June 30, 1998
                                  (Unaudited)

                                   Assets

Current assets:
  Cash                                                              $   57,051
  Trade accounts receivable (less allowance for
   doubtful accounts of $145,646)                                    5,667,961

  Inventories:
    Parts                                                            1,657,197
    Work in process                                                    904,170
    Finished goods                                                   5,897,340
                                                                    ----------
                                                                     8,458,707
                                                                    ----------

  Deferred tax assets                                                  438,800
  Prepaid expenses and other current assets                            495,612
  Prepaid income taxes                                                  25,042
                                                                    ----------
    Total current assets                                            15,143,173
                                                                    ----------

Property and equipment, at cost:
  Machinery and equipment                                            3,030,895
  Furniture and fixtures                                               449,486
                                                                    ----------
                                                                     3,480,381
  Less accumulated depreciation                                      1,438,542
                                                                    ----------
    Net property and equipment                                       2,041,839
                                                                    ----------

Goodwill, less accumulated amortization of $18,539                     193,340
Deferred tax assets                                                  1,442,241
Other assets                                                           140,597
                                                                    ----------
                                                                   $18,961,190
                                                                    ==========

                    Liabilities and Shareholders' Equity

Current liabilities:
  Current installments of notes payable to bank (note B)            $  385,128
  Accounts payable                                                   3,167,225
  Accrued expenses                                                     646,442
  Accrued warranty obligations                                         564,000
                                                                    ----------
    Total current liabilities                                        4,762,795
                                                                    ----------

Notes payable to bank, excluding current installments (note B)         278,831
Long-term debt (note B)                                              4,633,112

Shareholders' equity (note D):
  Preferred stock, no par value.  Authorized
    1,000,000 shares; none issued and outstanding                         -
  Common stock, no par value.  Authorized
    10,000,000 shares; issued and outstanding
    3,055,040 shares                                                 4,972,069
  Additional paid-in capital                                            99,000
  Retained earnings                                                  4,315,383
  Notes receivable from exercise of stock options                     (100,000)
                                                                    ----------
    Total shareholders' equity                                       9,286,452
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