Form 10QSB
period 1998-09-30
BONDED MOTORS INC
filed 1998-10-23
CIK 1006376

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                    Yes [x]            No [_]

  There were 3,066,040 shares of common stock outstanding at October 22, 1998.

                             BONDED MOTORS, INC.

                                    INDEX

Part I  - Financial Information                                           Page

          Item 1. Financial Statements

          Balance Sheet as of September 30, 1998                            3

          Statements of Earnings for the three and nine month periods
            ended September 30, 1998, and 1997                              4

          Statements of Cash Flows for the nine month periods
            ended September 30, 1998, and 1997                              5

          Notes to Financial Statements                                    6-9

          Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operation                 10-12

Part II  - Other Information

          Item 6. Exhibits and Reports                                      13

          Signature                                                         14

                              BONDED MOTORS, INC.
                                 Balance Sheets
                               September 30, 1998
                                  (Unaudited)

                                   Assets

Current assets:
  Cash                                                              $  146,142
  Trade accounts receivable (less allowance for
   doubtful accounts of $143,764)                                    5,158,162

  Inventories:
    Parts                                                            2,226,746
    Work in process                                                    922,959
    Finished goods                                                   6,746,254
                                                                    ----------
                                                                     9,895,959
                                                                    ----------

  Deferred tax assets                                                  573,061
  Prepaid expenses and other current assets                            348,099
                                                                    ----------
    Total current assets                                            16,121,423
                                                                    ----------

Property and equipment, at cost:
  Machinery and equipment                                            3,114,160
  Furniture and fixtures                                               552,445
                                                                    ----------
                                                                     3,666,605
  Less accumulated depreciation                                      1,510,101
                                                                    ----------
    Net property and equipment                                       2,156,504
                                                                    ----------

Goodwill, less accumulated amortization of $23,836                     188,043
Deferred tax assets                                                  1,482,822
Other assets                                                           157,380
                                                                    ----------
                                                                   $20,106,172
                                                                    ==========

                    Liabilities and Shareholders' Equity

Current liabilities:
  Current installments of notes payable to bank (note B)            $  385,128
  Accounts payable                                                   2,843,296
  Accrued expenses                                                     579,373
  Accrued warranty obligations                                         657,000
  Income taxes payable                                                 237,527
                                                                    ----------
    Total current liabilities                                        4,702,324
                                                                    ----------

Obligation under capital leases                                         31,153
Notes payable to bank, excluding current installments (note B)         336,659
Long-term debt (note B)                                              5,213,131

Shareholders' equity (note D):
  Preferred stock, no par value.  Authorized
    1,000,000 shares; none issued and outstanding                        -
  Common stock, no par value.  Authorized
    10,000,000 shares; issued and outstanding
    3,065,540 shares                                                 5,030,319
  Additional paid-in capital                                            99,000
  Retained earnings                                                  4,793,586
  Notes receivable from exercise of stock options                     (100,000)
                                                                    ----------
    Total shareholders' equity                                       9,822,905
                                                                    ----------
                                                                  $ 20,106,172
                                                                    ==========

               See accompanying notes to financial statements

                                        BONDED MOTORS, INC.
                                      Statements of Earnings
                                            (Unaudited)

                                                For the Three Months Ended   For the Nine Months Ended
                                                         September 30                September 30
                                                     1998          1997         1998          1997
                                                 ------------------------    ------------------------
Net sales                                        $10,807,015    6,576,528    $30,617,667   17,924,622
Cost of sales                                      8,622,708    5,504,917     24,440,356   14,272,545
                                                  ----------   ----------     ----------   ----------
      Gross profit                                 2,184,307    1,071,611      6,177,311    3,652,077

Selling, general and administrative expenses       1,336,788    1,008,445      4,203,289    2,762,817
                                                  ----------   ----------     ----------   ----------
      Earnings from operations                       847,519       63,166      1,974,022      889,260

Other (expense) income:
  Interest expense                                  (108,903)     (49,806)      (364,582)     (96,341)
  Interest income                                      2,088        4,084          6,259       12,244
  Other                                                 -          (3,100)        (1,896)      (3,100)
                                                  ----------   ----------     ----------   ----------
      Earnings before income taxes                   740,704       14,344      1,613,803      802,063

Income tax (expense)                                (262,501)     198,029       (531,064)     121,690
                                                  ----------   ----------     ----------   ----------
      Net earnings                               $   478,203      212,373    $ 1,082,739      923,753
                                                  ==========   ==========    ===========   ==========

Basic earnings per share                         $      .16          .07            .35          .31
Diluted earnings per share                              .15          .07            .34          .30
                                                  ==========   ==========    ===========   ==========

Weighted average common shares outstanding         3,062,000    3,033,000      3,052,000    3,016,000
                                                  ==========   ==========    ===========   ==========
Weighted average common and common equivalent
   shares outstanding                              3,133,000    3,100,000      3,168,000    3,115,000
                                                  ==========   ==========    ===========   ==========

                          See accompanying notes to financial statements

                                  BONDED MOTORS, INC.
             Statements of Cash Flow For the Nine Months Ended September 30
                                      (Unaudited)

                                                                   1998        1997
                                                                   ----        ----
Cash flows from operating activities:
  Net earnings                                                  $1,082,739     923,753
                                                                 ---------   ---------
  Adjustments to reconcile net earnings to net cash used in
   operating activities:
    Depreciation and amortization                                  217,930     133,931
    Stock option compensation expense                               99,000        -
    Loss on sale of property and equipment                           1,896       3,100
    (Increase) decrease in assets:
      Accounts receivable                                       (1,429,632) (2,130,783)
      Inventories                                               (2,618,998) (1,103,183)
      Prepaid expenses and other assets                           (316,038)    (64,356)
      Deferred tax assets                                         (366,987)   (545,424)
    Increase (decrease) in liabilities:
      Accounts payable                                           1,171,066     716,361
      Accrued expenses                                             151,765     151,870
      Obligation under capital leases                               31,153        -
      Accrued warranty obligations                                 247,000      45,000
      Income taxes payable                                         415,227     144,736
                                                                 ---------   ---------
        Total adjustments                                       (2,396,618) (2,648,748)
                                                                 ---------   ---------
        Net cash used in operating activities                   (1,313,879) (1,724,995)
                                                                 ---------   ---------
Cash flows from investing activities:
      Purchases of equipment                                      (772,917)   (699,975)
      Acquisition of Wheeler Manufacturing                            -       (667,318)
      Proceeds from sale of equipment                                  500       7,800
                                                                 ---------   ---------
        Net cash used in investing activities                     (772,417) (1,359,493)
                                                                 ---------   ---------

Cash flows from financing activities:
  Net proceeds from exercise of stock options                      157,000     165,000
  Borrowings from bank                                          16,750,665   3,152,805
  Repayments of notes payable to related parties                  (100,000)       -
  Repayments of bank borrowings                                (14,872,270)       -
                                                                 ---------   ---------
      Net cash provided by financing activities                  1,935,395   3,317,805
                                                                 ---------   ---------
      Net increase (decrease) in cash                             (150,901)    233,317

Cash at beginning of period                                        297,043      73,498
                                                                 ---------   ---------
Cash at end of period                                           $  146,142     306,815
                                                                 =========   =========


Supplemental disclosure of cash flow information:
  Cash paid for:
   Interest                                                     $  364,582      96,341
   Income taxes                                                    482,824     278,998
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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring journals) considered necessary for a fair presentation have been included. Operating results for the nine and three month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

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
                                                   ========

Deferred Costs

The Company has deferred certain costs in relation to a Securities and Exchange registration recorded earlier this year. These costs may be offset against the proceeds of an offering being currently contemplated. If the contemplated offering is not consummated during this fiscal year, those deferred costs will be expensed during the fourth quarter, 1998.

Revenue Recognition and Core Accounting

Revenue is recognized upon shipment of product, net of a provision for core returns. The Company's customers are encouraged to return their old, rebuildable core as a credit against the identical engine purchased. The Company identifies the returned core to the original customer invoice and issues a credit memo equal to the core charge reflected on the original invoice. These core returns, recorded as a reduction in net sales, were $9,116,010 and $4,975,943 during the nine months ended September 30, 1998 and 1997 respectively, and $3,797,576 and $1,815,717 during the three months ended September 30, 1998 and 1997 respectively.

Cores returned from customers are recorded into inventory on the same basis as the Company records purchases of cores from independent core suppliers, at the lower of average cost or market (net realizable value). Customer core returns provide approximately 55% of the Company's core requirements, and independent core suppliers provide the remaining 45% of the Company's core requirements.

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

The weighted average common shares outstanding for nine month periods ended September 30, 1998 and 1997 were 3,052,000 and 3,016,000, respectively.
For purposes of diluted earnings per share, the incremental common equivalent shares due to outstanding stock options and warrants during the nine month period ended September 30, 1998 and 1997 were 116,000 and 99,000, respectively. No adjustments to net income were made for the purpose of computing diluted earnings per share.

(NOTE B) Long-Term Debt:

In January 1998, the Company entered into an amended credit agreement (Agreement) providing for a revolving line of credit for borrowings up to $7,500,000 through May 1, 2000. Borrowings under the Agreement bear interest at LIBOR (5.84% at December 31, 1997) plus 2.0% or at prime (8.50% at December 31, 1997). Borrowings under the line of credit are secured by the Company's assets. Total amounts outstanding under the revolving line of credit at September 30, 1998 were $5,213,131. The Company had available borrowings under the line of credit of $2,286,869 at September 30, 1998.

The Agreement also provides for an acquisition facility for borrowings up to $8,000,000 for a period of two years from the date of funding. This facility is to be used for general corporate purposes and in the event the Company enters into an acquisition in the automotive industry. Borrowings under the credit agreement bear interest at prime plus 0.25% or LIBOR plus 2.25% or cost of funds plus 2.25% and are secured by the assets of the Company and of the acquired company. At September 30, 1998, $721,787 had been drawn down and were outstanding under this facility. The Company had available borrowings under this facility of $7,278,213 at September 30, 1998.

The Agreement includes various financial covenants, the more significant of which are tangible net worth, debt coverage ratio, senior debt to tangible net worth and quick ratio. The Company was in compliance with all such covenants as of September 30, 1998.

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

The Company adopted a stock option plan in January 1996 which provides for the issuance of options to employees, officers and directors of the Company to purchase up to an aggregate of 400,000 shares of common stock. In 1997, the plan was amended to increase the number of shares of common stock that could be purchased to an aggregate of 600,000 shares. In 1996, the Company issued 255,000 options with exercise prices ranging between $5.50 and $6.50, the estimated fair market value at date of grant, with vesting periods of between one and three years and exercise dates of between one and five years from the date of issuance of the option. In 1997, the Company issued 185,000 with exercise prices ranging between $8.625 and $10.00, the estimated fair market value at date of grant, with vesting periods of between one and three years and exercise dates of between one and five years from the date of issuance of the option. During 1997, 34,600 options were exercised for total proceeds of $194,900 and 7,500 options were canceled upon termination of employment by one of the employees. In February 1998, the Company granted stock options for 70,000 shares at a price of $9.50, the estimated fair market value as of the date of the grant, to the officers. In July 1998, the Company granted stock options for 4,000 shares at a price of $9.625, the estimated fair market value as of the date of the grant, to the employees. During 1998, 28,000 options were exercised for total proceeds of $157,000 and 10,000 options were canceled upon termination of employment by one of the employees.

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

RESULTS OF OPERATIONS:

Net sales for the nine months and three months ended September 30, 1998 increased $12,693,045 or 70.8% and $4,230,487 or 64.3%, respectively, over the comparable periods a year earlier. For such nine month periods the increase was from $17,924,622 to $30,617,667 and for such three month periods the increase was from $6,576,528 to $10,807,015. These increases are attributable to internal growth with the Company's traditional customer base, and the addition of Genuine Parts/NAPA, for whom the Company is now the primary remanufactured engine supplier. In March, 1998, the Company closed its Harrisburg, Pennsylvania distribution center and transferred those goods to its new Albany, New York distribution center. (its Macon, Georgia manufacturing plant was purchased in August, 1997, its Auburn, Washington distribution center was opened in December, 1994 , its Cincinnati, Ohio distribution center was opened in August, 1996, and its Denver, Colorado distribution center was opened in January, 1997.)

Cost of goods sold for the nine and three months ended September 30, 1998 increased $10,167,811 or 71.2% and $3,117,791 or 56.6%, respectively, over the comparable periods a year earlier. For such nine month periods the increase was from $14,272,545 to $24,440,356 and for such three month periods the increase was from $5,504,917 to $8,622,708. These increases are attributable to additional costs during the recent periods in connection with increased production. Cost of goods sold as a percentage of net sales increased over the nine month periods from 79.6% to 79.8% and decreased over the three month periods from 83.7% to 79.8%. The Company believes that this increase in cost of goods sold for the nine months ended is primarily attributable to the labor and overhead costs associated with the expansion of the Company's production capacity, as well as expensed start-up costs associated with the new Macon, Georgia manufacturing facility. The decrease in costs for the three months periods was due primarily to more efficient materials handling and to a greater absorption of direct labor and related overhead expenses as a result of increased production.

Selling, general and administrative expenses for the nine and three months ended September 30, 1998 increased $1,440,472 or 52.1% and $328,343 or 32.6%, respectively, over the comparable periods a year earlier. Selling, general and administrative expenses as a percentage of sales decreased from 15.4% to

13.7% for the comparable nine month periods and decreased from 15.3% to 12.4% for the comparable three month periods. The decreases are primarily attributable to higher revenues.

Earnings from operations for the nine and three months ended September 30, 1998 increased $1,084,762 or 122.0% and increased $784,353 or 1241.7%, respectively, over the comparable periods a year earlier.

Interest expense for the nine month and three months ended September 30, 1998 increased $268,241 or 278.4% and increased $59,097 or 118.7%, respectively, over the comparable periods a year earlier. The increase was primarily attributable to borrowings for the nine months ended September 30, 1998 due to a build up of inventory and accounts receivable, which are attributable to sales increases and due to the acquisition of Wheeler Manufacturing.

Pre-tax income for the nine and three months ended September 30, 1998 increased $811,740 or 101.2% for the nine month periods and increased $726,360 or 5063.9% for the three month periods from the year earlier. After tax earnings increased $158,986 or 17.2% for the nine month periods and increased $265,830 or 125.2% for the three month periods from a year earlier, due to the items mentioned above.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's operations have been financed principally by borrowings under a bank credit facility and cash flows from operations. At September 30, 1998, the Company's working capital was $11,419,099.

Net cash used by operating activities during the nine months ended
September 30, 1998 of $1,313,879 was primarily to finance an increase in accounts receivable and inventory, due to increased sales during the period.

Net cash used by investing activities for the nine month periods ended September 30, 1998 of $772,417 was primarily for the purchase of new equipment.

Net cash provided by financing activities for the nine month periods ended September 30, 1998 of $1,935,395 was primarily from recent borrowings from the bank, and cash received upon the exercise of stock options.

In January 1998, the Company entered into an amended credit agreement (Agreement) providing for a revolving line of credit for borrowings up to $7,500,000 through May 1, 2000. Borrowings under the Agreement bear interest at LIBOR (5.84% at December 31, 1997) plus 2.0% or at prime (8.5% at

December 31, 1997). Borrowings under the line of credit are secured by the Company's assets. Total amounts outstanding under the revolving line of credit at September 30, 1998 were $5,213,131. The Company had available borrowings under the line of credit of $2,286,869 at September 30, 1998.

The Agreement also provides for an acquisition facility for borrowings up to $8,000,000 for a period of two years from the date of funding. This facility is to be used for general corporate purposes and in the event the Company enters into an acquisition in the automotive industry. Borrowings under the credit agreement bear interest at prime plus 0.25% or LIBOR plus 2.25% or cost of funds plus 2.25% and are secured by the assets of the Company and of the acquired company. At September 30, 1998, $721,787 had been drawn down and were outstanding under this facility. The Company had available borrowings under this facility of $7,278,213 at September 30, 1998.

The Company's accounts receivable as of September 30, 1998 was $5,158,162. This represents an increase of $1,429,632 or 38.3% over accounts receivable on December 31, 1997, and is due to increased sales.

The Company's inventory as of September 30, 1998 was $9,895,959 which represents an increase of $2,618,998 or 36.0% over inventory as of December 31, 1997. The increase is primary attributable to the Company's increasing finished goods inventory at all distribution centers. In addition, the Company maintains a large inventory at its Los Angeles facility in anticipation of increased demand for the Company's products in 1998.

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


                                        Bonded Motors, Inc.




Dated: October 22, 1998                 By:/S/PAUL SULLIVAN
                                           -------------------------
                                           Paul Sullivan
                                           Chief Financial Officer