Form 10QSB/A
period 1998-09-30
BONDED MOTORS INC
filed 1998-10-30
CIK 1006376

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


Year 2000

Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company is assessing the internal readiness of its computer systems for handling the year 2000. The Company expects to implement successfully the systems programming changes necessary to address year 2000 issues, and does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition. There can be no assurance, however, that there will not be delay in, or increased costs associated with the implementation of such changes, and the inability to implement such changes could have an adverse effect on future results of operations.

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