Form 10KSB
period 1998-12-31
BONDED MOTORS INC
filed 1999-03-30
CIK 1006376

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                Form 10-KSB

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

Issuer's telephone number: (323) 583-8631
                           --------------

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

Issuer's revenues for its most recent fiscal year: $38,118,596.

The aggregate market value, calculated on the basis of the closing price of such stock on the National Association of Securities Dealers Automated Quotation System, of the voting stock held by non-affiliates of the Registrant at March 15, 1999 was approximately $7,859,546.

There were 3,067,140 shares of common stock outstanding at March 15, 1999.

Part III of the Registrant's Proxy Statement relating to its 1999 Annual Meeting of Shareholders is incorporated by reference herein.

                                   PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     Bonded Motors Inc. is a leading nationwide engine remanufacturer serving suppliers to the automotive aftermarket. The Company remanufactures and distributes approximately 1,500 models and versions of replacement engines for domestic and Japanese cars and light trucks. The Company has regional distribution centers in California, Washington, Colorado, Ohio, Georgia and New York.

     Since the Company's inception in 1971, distribution channels in the remanufactured engine industry have shifted from independent garages, repair shops and traditional automobile parts stores to large automotive parts chain stores. Automotive parts chain stores have emerged to supply parts and services, including remanufactured engines, directly to owners and increasingly to professional installers. A key element of the Company's strategy has been to become a national supplier to these large automotive chain stores.

     In March 1998, the Company became the primary supplier of remanufactured automobile engines to Genuine Parts/NAPA, which is a major supplier to professional installers (the "do-it-for-me" segment of the aftermarket). Genuine Parts/NAPA is the largest member of the National Automotive Parts Association ("NAPA"), a trade association formed to provide nationwide distribution of automotive parts. In 1997, Genuine Parts/NAPA operated 750 company-owned auto parts stores located in 43 states, as well as 62 distribution centers serving approximately 4,900 independently-owned NAPA auto parts stores nationwide. Genuine Parts/NAPA is the Company's first major customer that primarily supplies to the "do-it-for-me" market.

     Through 1998, the Company's principal customers were large retail automotive parts store chains which sold primarily direct to automobile owners ( the "do-it-yourself" segment of the aftermarket). These customers included Genuine Parts/NAPA, The Pep Boys, CSK Automotive, Trak Auto and Paccar. In 1997 and 1998, sales to the Company's five principal national chain store customers constituted approximately 79% and 92% of the Company's sales, respectively.

     The Company believes that further expansion into the "do-it-for-me" market, in addition to its continued growth within the "do-it-yourself" market, could be a significant growth opportunity over the next several years. The Company's strategy is to continue to increase sales to its national customer base and support growth by expanding production capacity while maintaining is reputation for high quality engines.

     The Company's executive offices are located at 7522 S. Maie Avenue, Los Angeles, California 90001, and it telephone number is (323) 583-8631.

INDUSTRY

     According to industry reports, the vehicle population in the United States is older today than at any time during the past 50 years, with vehicles ten years or older accounting for more than 45% of vehicles now on the road in the United States. With the improved quality and durability of automobile exteriors, as well as the increasing prices of new cars, there is a growing trend for consumers to replace automobile engines rather than to purchase new automobiles.

     When an engine needs replacing, there are generally four alternatives available to the owner: (i) purchase a new engine; (ii) purchase a used engine;

(iii) replace worn or broken engine parts ("rebuild"); or (iv) purchase a remanufactured engine. The Company believes that a remanufactured engine offers consumers significant benefits over the other alternatives, including a significantly lower cost alternative to newly manufactured replacement engines; and typically higher quality, greater reliability and quicker availiability than used or rebuilt engines. The Production Engine Remanufacturers Association estimates that over three million engines are remanufactured in North America annually, a $2.5 billion market. The Company believes that demand for remanufactured engines should continue to grow as the number and average age of vehicles increases.

STRATEGY

     The Company's strategy is to continue to increase sales to its national customer base and support growth by expanding production capacity while maintaining its reputation for high quality engines. The principal elements of this strategy include:

     EXPAND PRESENT MANUFACTURING FACILITIES. The Company intends to expand its manufacturing capacity by one or a combination of the following: acquiring or leasing additional facilities near its present Los Angeles manufacturing facility; expanding its Macon, Georgia manufacturing facility or, possibly, acquiring other engine remanufacturers.

     EMPHASIZE HIGH QUALITY AND INNOVATION. The Company will continue to emphasize high quality and innovation in its remanufacturing and distribution process. In 1997, the Company received ISO 9002/QS 9000 certification, which is a prerequisite to becoming a supplier to major automobile manufacturers.

     INCREASE CUSTOMER BASE. In March 1998, the Company became the principal supplier of remanufactured automobile engines to a major national supplier to the professional installer or "do-it-for-me" aftermarket segment. The Company intends to continue to emphasize selling to national and regional automotive parts chain stores, which resell to both the "do-it-for-me" and the "do-it-yourself" market segments. The Company is also in discussions to become a supplier of remanufactured engines to a major automobile manufacturer.

OPERATIONS

     In its remanufacturing operations, the Company obtains used engines, commonly referred to as "cores." The Company encourages its customers to return cores on a timely basis and charges its customers a core deposit in connection with purchases of engines. The customer can satisfy this charge by returning a usable core or making a cash payment equal to the amount of the core charge deposit. If cores are not returned in a timely manner, the Company must procure cores from independent core vendors. As the Company grows, its purchases from core vendors will increase.

     The process of remanufacturing an automotive engine involves a number of steps. The engine cores, which are sorted by make and model and stored until needed, are completely disassembled into component parts. All pistons, rings, bearings, seals, lifters, soft plugs, oil galley plugs, timing chains, timing gears and many other components are discarded. Other components that are to be incorporated into the remanufactured product are thoroughly cleaned, checked for cracks and wear and re-machined. The major engine components that are subject to wear, such as the engine block, cylinder head, crankshaft and connecting rods, are baked in an oven for approximately four hours and then blasted with steel pellets to remove any remaining residue. These components are inspected, and all wearing surfaces are re-machined. New pistons, rings, and bearings are used to restore original specifications, tolerances, proper fits and clearances. The engine is then reassembled using new and remanufactured components.

     Inspection and testing are conducted at various stages of the remanufacturing process, and each finished engine is inspected and tested using computerized equipment to measure compression, oil pressure and oil flow. The Company stresses quality throughout its remanufacturing process and has developed proprietary procedures and controls to test the quality of all of its remanufactured engines.

     The Company remanufactures a broad range of engines, currently over 1,500 different engines types and variations, in order to accommodate the numerous and increasing varieties of vehicles in use. The Company's engines are remanufactured for use in most domestic and Japanese automobiles and light trucks. The Company has also remanufactured a limited number of engines manufactured by European automakers.

INCENTIVE BONUS PROGRAM

     To provide an incentive to its non-officer employees, the Company has adopted its Yardstick incentive bonus program, which emphasizes quality and efficiency. Under the Yardstick program, the Company posts daily on an employee bulletin board the previous day's unit production and other measures of productivity. Employees are thereby able to gauge their performance and understand how their contributions affect the Company's business. Participating employees are entitled to receive bonuses based on a percentage of the Company's profitability. All employees are entitled to participate at no cost to the employee.

WARRANTIES

     The Company provides limited warranties on its engines for up to 12,000 miles. It also offers three year/36,000 mile warranties at an additional cost. During 1998, the Company hired new manufacturing personnel and experienced an increase in warranty return rates. As the experience and training of the Company's employees and its sales to customers who supply the professional installers (or "do-it-for-me") market increase, the Company believes its warranty expense should decrease. However, no assurance can be given that this will occur.

MARKETING AND DISTRIBUTION

     The Company's marketing activities have concentrated on sales to national and regional automotive parts chain stores. The Company markets its products principally through its senior officers and through regional automotive sales representation firms. The Company historically has not engaged in wide-scale advertising or other promotional activities. The Company's products are marketed to its customers under the name "Bonded Motors". The Company provides a telephonic customer support service for use by its customers.

     The Company believes that the ability to meet its customers' needs on a timely basis nationwide is an important competitive factor. In order to facilitate this quick response, the Company maintains an inventory of its most popular engine models and variations at its regional distribution centers in California, Washington, Colorado, Ohio, Georgia and New York.

     The Company's principal automotive parts chain store customers typically stock from approximately four to thirty-five of the most popular engine configurations, and place special orders for other engines from among the Company's selection of over 1,500 engine types and variations. Special orders are usually remanufactured to order and shipped directly to the customer's retail store. The Company normally completes the remanufacturing process for a special order engine, from receipt of order to shipment, in three business days.

COMPETITION

     The Company's segment of the automotive aftermarket industry, engine remanufacturing, is highly competitive. The Company's competitors include a number of relatively large, as well as smaller, regional and local engine remanufacturers. The Company also competes with remanufacturers that are authorized by certain automobile manufacturers to remanufacture their engines for authorized distribution to the manufacturers' dealerships. Some of the companies that sell to dealers have greater resources than those of the Company. The Company believes that the primary competitive factors in its business are price, quality, service, ability to deliver remanufactured engines swiftly, product performance and selection of remanufactured engines offered.

GOVERNMENT REGULATION

     The Company's operations are subject to federal, state and local laws and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of hazardous waste and other materials. The Company believes that its business, operations and facilities have been and are being operated in material compliance with applicable environmental, health and safety law, many of which provide for substantial fines and criminal sanctions for violations. However, the operation of automotive parts manufacturing plants entails risks in these areas, and there can be no assurance that the Company will not incur material costs or liabilities in connection therewith. In addition, potentially significant expenditures could be required in order to comply with evolving environmental and health and safely laws, regulations or requirements that may be adopted or imposed in the future.

EMPLOYEES

     At December 31, 1998, the Company had approximately 475 full-time employees, of whom 59 are salaried and 416 are employed on an hourly basis. Of the Company's employees, twenty-five perform administrative functions and four are commissioned sales representatives. None of the Company's employees is a party to any collective bargaining agreement. The Company has not experienced any work stoppages and considers its employee relations to be satisfactory. All of the Company's non-officer employees are eligible to participate in the Company's Yardstick incentive bonus program.


                                RISK FACTORS

     CERTAIN STATEMENTS CONTAINED IN THIS DOCUMENT, INCLUDING STATEMENTS REGARDING REVENUES AND OTHER COSTS, INDUSTRY TRENDS AND THEIR IMPACT ON THE COMPANY'S BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION, ARE FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES INCLUDING BUT NOT LIMITED TO THOSE SET FORTH BELOW. ALSO, THE FORWARD LOOKING STATEMENTS ARE BASED UPON ASSUMPTIONS OF FUTURE EVENTS, WHICH MAY NOT PROVE TO BE ACCURATE. FOR THESE AND OTHER REASONS, ACTUAL RESULTS
MAY DIFFER MATERIALLY FROM THOSE PROJECTED OR IMPLIED IN THE FORWARD LOOKING STATEMENTS.

ABILITY TO MANAGE GROWTH; QUALITY

     As the Company experienced significant growth in the past three years, its capabilities were strained, margins decreased and the quality of its products was adversely affected. The Company has taken steps to address these issues.

     In order to sustain its growth, the Company will need to significantly expand its manufacturing capabilities in the near future. The management of future growth will present significant challenges, and no assurance can be given that the Company will be able to manage its growth effectively. If the Company does not do so, the quality of the Company's products (and resulting levels of warranty expense), its ability to retain key customers and its business, financial condition and results of operations could be materially adversely affected.

     If the Company is not able to timely expand its manufacturing capabilities, its ability to attract new customers and retain its key customers could be adversely affected, with a resulting material adverse effect on the Company.

     Product return rates also affect the Company's profitability. Historically, the Company expects a "new return" rate of approximately 15% of gross shipments. A "new return" is defined as an engine that has been delivered to the customer and returned at a later date without having been sold by the customer or installed in a vehicle.

     The Company has policies under which a customer may return an unsold engine. Failure to properly enforce these policies, or a higher than historical "new return" rate, could materially adversely affect the Company's financial condition and results of operations.

     Similarly, the Company has policies under which a customer may return cores. Failure to properly enforce these policies, or a higher than historical core return rate, could materially adversely affect the Company's financial condition and results of operation.

DEPENDENCE ON KEY PERSONNEL

     The Company is dependent on the efforts and abilities of its Chairman and Chief Executive Officer, Aaron Landon, and its Chief Financial Officer, Paul Sullivan. If the Company were to lose the services of either of these executives before a qualified replacement could be found, its business could be materially adversely affected.

CONCENTRATION OF SALES AND RECEIVABLES

     A significant percentage of the Company's sales has been concentrated among a relatively small number of customers. In 1996, 1997, and 1998, 71%, 79%, and 92% of the Company's sales, respectively were made to five customers. The Company has not in the past had, and does not now have, contracts with any of these customers. The loss of a significant customer or a substantial decrease in sales to such a customer could have an adverse effect on the Company's sales and operating results.

AVAILABILITY AND PRICING OF CORES

     The Company remanufactures used engines (commonly referred to as "cores"). The Company obtains cores from various sources, principally core vendors and trade-ins. The Company's ability to obtain cores of the type, quality and in the quantities required is essential to its ability to meet demand and expand production. Although core supply has been adequate in the past, there can be no assurance that the Company will be able timely to obtain sufficient cores at acceptable prices in the future.

COMPETITION

     The Company competes with companies involved in the remanufacture and distribution of engines and related parts for domestic and Japanese automobiles. The automotive aftermarket industry is highly competitive and a number of companies with which the Company competes are substantially larger and have significantly greater resources than those of the Company. The primary bases for competition in the automotive aftermarket are price, quality, reliability, rapid response and breadth of product selection. There are a number of engine remanufacturers which are authorized to sell remanufactured engines to dealerships and to automobile manufacturers and which are substantially larger than the Company. There can be no assurance that these companies will not enter the segment of the engine remanufacturing market in which the Company competes.

ITEM 2. DESCRIPTION OF PROPERTIES

     The Company's principal production facility, which is leased from its principal shareholder, is located in an unincorporated area of South-Central Los Angeles. The lease terminates on January 31, 2015. The lease provides for a monthly rental of $8,000 and monthly rent increases at five-year intervals based on increases in the Consumer Price Index. The lease also provides for indemnification of the lessor arising from claims caused by, among other things, any hazardous substance, whether caused by the Company's use or a prior use of the premises. The Company also leases facilities adjacent to its Los Angeles manufacturing plant, its manufacturing facility in Macon, Georgia, and its distribution centers in Northern California, Washington, Colorado, Ohio and New York.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                   PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock, no par value, (the "Common Stock"), commenced trading on April 2, 1996 on the over-the-counter market and is quoted on the National Association of Securities Dealers' Automated Quotation ("NASDAQ") National Market under the symbol BMTR. The following table sets forth the high and low bid prices for the common stock during each quarter of fiscal 1998 & 1997 as reported by NASDAQ. The prices reported reflect inter-dealer quotations, may not represent actual transactions and do not include retail mark-ups, mark-downs or commissions.

                             Fiscal 1998            Fiscal 1997
                           High      Low          High        Low
First Quarter              11 3/4      8 3/8        11 1/8      7 3/4
Second Quarter             11 1/2      8            11 1/8      6 1/4
Third Quarter              10          6 5/8        12 1/4      6 3/4
Fourth Quarter              8          4 1/16        9 3/4      7 5/8

     As of December 31, 1998, there were 3,067,140 shares of Common Stock outstanding. On March 15, 1999, the Company estimates that it had 858 shareholders, comprised of 75 shareholders of record and 783 beneficial shareholders whose shares are being held in brokerage firm accounts in "street name".

     The Company has not declared or paid dividends on the Common Stock in the past three fiscal years.

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

RESULTS OF OPERATION

                                                 Year Ended December 31,
                                                    1998      1997
                                                    -----     -----
Net sales                                           100.0%    100.0%
Cost of goods sold                                   86.2      80.4
                                                    -----     -----
Gross profit                                         13.8      19.6
Selling, general and administrative expenses         17.3      15.4
                                                    -----     -----
Operating income                                     (3.5)      4.2
Interest expense, net                                 1.4       0.8
Other (income) expense                                0.0       0.0
                                                    -----     -----
Earnings before income taxes                         (4.9)      3.4
Income tax benefit                                   (1.5)     (1.4)
                                                    -----     -----
Net income (loss)                                    (3.4)%     4.8%
                                                    =====     =====

FISCAL 1998 COMPARED TO FISCAL 1997


     NET SALES. Net sales for fiscal 1998 increased $14,042,404 or 58.3% from $24,076,192 in 1997 to $38,118,596 in 1998. The increase in sales was primarily the result of increased sales volume to existing national automobile chain store customers and the addition of a new customer for which the Company became the principal supplier of remanufactured engines in March 1998. Substantially all of the $14 million increase in net sales in the twelve month ended December 31, 1998 was attributable to this new customer. In
December, 1998, the Company opened its new distribution center in Salida, California. The regional distribution centers allowed the Company to increase shipments to its five key customers by 86.9%, from $16,896,992 in 1997 to $31,573,073 in 1998. This increase is attributable to geographic expansion through the Company's regional distribution centers, and the addition of a major customer in 1998.

     In the fourth quarter of 1998, new engine orders declined approximately 17% from third quarter levels, and the Company experienced a higher than historical return rate on new engines from customers ("new returns"), defective engine returns, and customer core returns. This caused net revenues to decline substantially from anticipated levels. This revenue shortfall was partially responsible for the losses incurred during the fourth quarter of 1998.

     The customer core return rate for the fourth quarter of 1997 was 78.3%, versus a return rate of 93.4% in the comparable 1998 quarter. Historically, the Company expects a 73% to 77% customer core return rate. The increased core return rate for the fourth quarter, 1998 (93.4%) had the effect of reducing net revenues by $569,155 for the quarter, if the 1997 fourth quarter core return rate (78.3%) had been attained. Correspondingly, gross margins in the fourth quarter 1998 were adversely effected by 5.4%. The higher core return rate for the entire 1998 year impacted revenues by approximately $415,233 and gross margins by approximately 0.9%.

     While new engine orders increased 44.1% in the fourth quarter of 1998 versus the comparable 1997 quarter, net revenues increased 21.9%, reflecting the aforementioned higher than normal return rates.

     COST OF GOODS SOLD. Cost of goods sold increased 69.6% or $13,490,168 from the prior year. Cost of goods sold as a percentage of net sales increased from 80.4% in 1997 to 86.2% in 1998. The increase in cost of goods sold was primarily attributable to manufacturing costs associated with the expansion of the Company's production capacity, the aforementioned higher than historical return rates, increased warranty costs per engine sold, increased warranty experience rate, and increased freight costs due primarily to the return activity.

     During the fourth quarter, 1998, parts costs increased 64.7% to $3,811,615 from $2,313,891 in the comparable 1997 quarter, while net revenues increased 21.9%. Major factors causing the increased parts cost included refurbishing a higher volume of new returns and remanufacuring a higher volume of defective returns which were under warranty. A "new return" is defined as an engine that has been delivered to the customer and returned at a later date without having been sold by the customer or installed in a vehicle. "Refurbishing" includes unpackaging the engine to check for appearance and missing parts, re-testing the engine, and repackaging and restocking the engine. Defective engines returned under warranty must be disassembled, repaired according to the nature of the defect, re-tested, repackaged, and returned to stock.

     Also, the Company scrapped a high number of customer core returns. Customer core returns are not guaranteed to be in suitable condition for remanufacturing, and a higher than historical customer core return rate increases the Company's parts costs.

     Warranty expense for the fourth quarter of 1998 increased 188.7% over the comparable 1997 quarter, reflecting the high costs of remanufacturing defective returns as well as quality control inefficiencies. The Company believes that the high warranty expense was a result of increased hiring of new manufacturing personnel and inadequate training procedures. The Company undertook increased production activity, especially in the Company's Los Angeles manufacturing facility, without adequately increasing quality
control oversight procedures in 1998.   The Company is endeavoring to
address those issues.

     Overall, total cost of sales increased 65.2% in the fourth quarter of 1998 versus the comparable 1997 quarter, while revenues increased 21.9%.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist primarily of management, clerical and administrative salaries and costs of additional outside salespersons, professional services and freight. Selling, general and administrative expenses over the periods increased 78.2% or $2,899,606 from $3,706,203 in 1997 to $6,605,809 in 1998. As a percentage of sales, selling, general and administrative expenses increased from 15.4% in 1997 to 17.3% in 1998. These changes are primarily attributable to the addition of new sales personnel, the increasing administrative expense to support the growth of sales, and also the secondary offering cost expensed in the amount of $352,625 during the third and fourth quarter of 1998.

     During the fourth quarter, 1998, selling and distribution expenses increased 157.1% from the comparable 1997 quarter, versus revenue increases of 21.9%. Selling and distribution expenses increased from $539,639 in the fourth quarter, 1997, to $1,387,454 in the comparable 1998 quarter. The most significant increase in selling and distribution expenses in the fourth quarter was in freight costs, which increased 272.1% from $250,129 in the fourth quarter of 1997 to $930,810 in the comparable 1998 quarter. Much of the increase in freight costs is attributable to the higher return rates mentioned earlier. New engine shipments increased 44.1% for the corresponding quarters. All other selling and distribution expenses increased 57.7% in the fourth quarter 1998, versus the fourth quarter, 1997. The increase in other selling and distribution expenses are primarily attributable to the unanticipated decline of 17% in new engine orders.

     General and administrative expense increased 151.4% in the fourth quarter, 1998 over the comparable 1997 quarter, to $1,015,066 versus $403,745. Most of this increase was due to two factors: the aforementioned secondary offering cost expensed in the fourth quarter ($318,263 for the quarter), and an increase in bad debt expense to $249,008 in the fourth quarter 1998 versus $45,304 in the fourth quarter, 1997. All other general and administrative expenses increased 24.9% in the fourth quarter, 1998 versus a 44.1% increase in new engine shipments and a 21.9% increase in net revenues for the corresponding quarters.

     General and administrative expenses for the year ending 1998 increased $944,487 or 59.4% from 1997, to $2,534,112 from $1,589,625. Revenues increased 58.3% in the corresponding years. Absent the aforementioned secondary offering expense for the year ($352,625) and increase in bad debt expense of $228,514 for the year ($274,186 for 1998, $45,672 for 1997), general and administrative expenses increased 23.5% for 1998 over 1997. Most of this increase is attributable to expanded general and administrative personnel to support the Company's 58.3% revenue growth.

     INTEREST EXPENSE. Interest expense increased from $193,247 in 1997 to $514,690 in 1998. The increase was primarily attributable to borrowings for the twelve months ended December 31, 1998 to finance the increased inventory and accounts receivable associated with the Company's growth during the year.

     INCOME TAXES.  During 1997 and 1998 the Company earned State of
California tax credits in excess of its California tax liability. The credits earned were reported as a credit against total tax expense on the Company's income statement. Net tax benefit increased 72.4% or $235,648 from $325,506 in 1997 to $561,154 in 1998. Effective tax rates for 1998 and 1997 were impacted by the following: in 1998 the computed expected federal tax benefit of ($631,000) was partially offset by State income taxes of $77,700; State income tax credits earned ($393,000); net operating loss carried back of $301,035 and other tax related items of $84,111. The resulting tax benefit of $561,154 for 1998 equates to an effective tax rate of (30.2%) on net losses of $1,856,529. For 1997, the computed expected federal tax expense of $279,000 plus State income taxes of $89,000 were offset by State income tax credits earned ($718,000); and other tax related items of $24,494. The resulting tax benefit of ($325,506) equates to an effective tax rate of 39.6% on net earnings of $821,316.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations have been financed principally by borrowings under its bank credit facility, and cash flows from operations. As of December 31, 1998 the Company's working capital was $10,598,712.

     Net cash used in operating activities during fiscal 1998 and fiscal 1997 was $2,829,980 and 2,714,955, respectively, primarily due to an increase in inventory related to the growth in sales during the year. In 1998 the Company increased its inventory by $2,629,025 in order to meet increased demand for its products.

     Net cash used in investing activities in 1998 and 1997 was $999,062 and $1,412,923, respectively. The 1998 amount was primarily for the purchase of new equipment.

     Net cash provided by financing activities in 1998 and 1997 was $3,710,244 and $4,351,423, respectively. The 1998 amount was primarily from net borrowings from the bank.

     In December, 1998 the Company amended its credit agreement with Comerica Bank (the "bank"). The credit agreement provides a revolving credit facility in an aggregate principal amount not exceeding $10,000,000. This facility has a maturity date of May 1, 2000, and provides for an interest rate on borrowings at the lower of the bank's prime lending rate, or LIBOR rate plus 2.00%. The bank reduced the existing $8,000,000 term loan facility to $3,300,000. This facility provides for an interest rate on borrowings at the lower of the bank's prime interest rate plus 0.25%, LIBOR plus 2.25%, or Cost of Funds plus 2.25% for the term of each obligation. In addition, the bank also provides a mortgage loan up to $700,000 but not exceeding 75% of the appraised value of the real property to be located in Los Angeles, California. This facility provides for an interest rate on borrowings at the lower of the bank's prime interest rate plus 0.25%, LIBOR plus 2.25%, or Cost of Funds plus 2.25% for the term of each obligation. At December 31, 1998, the Company had borrowed $7,090,059 under the revolving credit facility, the Company had borrowed $617,800 under the term loan facility and no amounts were drawn down by the Company under the mortgage loan facility.

     The bank also provides for a stand-by line of credit for borrowing up to $5,700,000 through May 1, 2000. This stand-by line of credit agreement is to be used as credit enhancement to support the issuance of Industrial Development Bonds. This funding under this agreement is subject to the elimination of the $700,000 mortgage loan commitment and the reduction of the $3,300,000 acquisition facility to $2,000,000.

     The Company is required to maintain various financial covenants and as of March 25, 1999 the Company was either in compliance with, has obtained waivers to or obtained amendments to such covenants.

     The Company's accounts receivable as of December 31, 1998 was $3,918,499. This represents an increase of $189,969 or 5.1% over accounts receivable on December 31, 1997. Fourth quarter, 1998 sales increased by 21.9% over fourth quarter, 1997 sales, which accounts for most of the accounts receivable increase. Also, customers have different payment terms, which causes accounts receivable as a percentage of quarterly sales to increase or decrease as customer mix changes.

     The Company's inventory as of December 31, 1998 was $9,905,986 which is an increase of $2,629,025 or 36.1% over inventory at December 31, 1997. The increase is primarily attributable to increasing finished goods inventory at all distribution centers. In addition, the Company maintains a large inventory at its Los Angeles facility in anticipation of increased demand for the Company's products in 1999.

     The Company believes that the existing cash, unused borrowings facilities and cash flow from operations will provide sufficient liquidity and enable it to meet its current and foreseeable working capital requirements.

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

     Review of the Company's hardware and software is ongoing, and it is believed that the only mission critical systems which are affected by the year 2000 issue are the accounts receivable and accounts payable systems. The Company has retained the services of an outside consultant to examine, modify and/or update all hardware and software, such examination, modification and update to be completed in May, 1999. The Company has scheduled on site testing of all systems changes by May, 1999, after which further changes may become necessary. At this time, the anticipated cost for this project is less than $50,000. If further changes become necessary, the Company anticipates a completion date of June, 1999.

     If, by May, 1999, the Company determines that the systems are not compliant or that there are additional mission critical systems which are affected by the year 2000 problem, then a contingency plan will be determined at that time.

     The Company has initiated communications with all of its key business partners to determine their extent and plans for Year 2000 compliance. This process is ongoing and is expected to continue throughout 1999.

     At the present time, the Company is not aware of any Year 2000 issues that are expected to affect materially its products, services, competitive position or financial performance. However, despite the significant and best-efforts to make its systems and facilities Year 2000 compliant, the compliance of its business partners and third-party service providers, is beyond the Company's control. Accordingly, the Company can give no assurance that the failure of key suppliers or other third parties to comply with Year 2000 requirements will not have an adverse effect on the Company.

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

10.9         Employment Agreement with Richard Funk  (4)

10.10 Lease Agreement between the Company and KEW Management Corp., dated as of December 5, 1996 (4)

10.11 Lease Agreement between the Company and Kidder Industrial, dated as of February 11, 1997 (4)

10.12 Lease Agreement between the Company and Charles H. Wheeler, dated as of August 6, 1997 (4)

10.13        Loan Agreement with Comerica Bank-California  (6)

10.14 Lease Agreement between the Company and Kenco I Properties, LLC, dated as of October 1, 1998 (6)

23.1         Consent of KPMG LLP, independent certified public accountants  (6)

24.0         Power of Attorney  (1)

99.1         1996 Incentive Stock Plan, as amended  (5)

99.2         1996 Non-Employee Directors Stock Option Plan, as amended (5)


(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (No. 333-00402- LA) declared effective on April 2, 1996 (the "Registration Statement").
(2) Incorporated by reference to the Company's Annual Report on Form 10KSB filing dated March 14, 1997.
(3) Incorporated by reference to the Company's 8-K filing dated August 14, 1997.
(4) Incorporated by reference to the Company's Annual Report on Form 10KSB filing dated March 24, 1998.
(5) Incorporated by reference to the Company's Form S-8 filing dated November 7, 1997.(No. 333-39829)
(6) Filed herewith


         b.  REPORTS ON FORM 8-K:

         No reports on Form 8-K were filed by the Company during the fiscal quarter ended December 31, 1998.

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 15, 1999

                                            BONDED MOTORS, INC.

                                            By:/S/ AARON LANDON
                                            Aaron Landon,
                                            Chairman of the Board and
                                            Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURETITLEDATE

/S/ AARON LANDON          Chairman of the Board, President    March 15, 1999
    Aaron Landon          Chief Executive Officer and Director
                          (Principal executive officer)

/S/ PAUL SULLIVAN         Chief Financial Officer             March 15, 1999
    Paul Sullivan         and Director

/S/ EDWARD T. BRADFORD    Director                            March 15, 1999
    Edward T. Bradford

/S/ JOHN F. CREAMER       Director                            March 15, 1999
    John F. Creamer

                                    BONDED MOTORS, INC.
                              INDEX TO FINANCIAL STATEMENTS

                                                                                      Page
Independent Auditors' Report                                                           F-2

Financial Statements:
   Balance Sheets as of December 31, 1998 and 1997                                     F-3
   Statements of Earnings for the years ended December 31, 1998 and 1997               F-4
   Statements of Shareholders' Equity for the years ended December 31, 1998 and 1997   F-5
   Statements of Cash Flows for the years ended December 31, 1998 and 1997             F-6
   Notes to Financial Statements                                                       F-7

                        INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Bonded Motors, Inc.:

We have audited the accompanying balance sheets of Bonded Motors, Inc. as of December 31, 1998 and 1997 and the related statements of earnings, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bonded Motors, Inc. as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                               /S/KPMG LLP


Los Angeles, California
January 29, 1999, except
for paragraph 5 of note 4,
which is as of March 24, 1999

                              BONDED MOTORS, INC.
                                 Balance Sheets
                           December 31, 1998 and 1997

                 Assets                                    1998        1997
                                                        ----------  ----------
Current assets:
  Cash                                                 $   178,245     297,043
  Trade accounts receivable (less allowance for
   doubtful accounts of $392,772 in 1998 and
   $118,586 in 1997) (note 3)                            3,918,499   3,728,530

  Inventories:
    Parts (note 3)                                       2,097,468   1,320,005
    Work in process                                        969,525     622,159
    Finished goods                                       6,838,993   5,334,797
                                                        ----------  ----------
                                                         9,905,986   7,276,961
                                                        ----------  ----------

  Deferred tax assets (note 6)                             692,744     459,853
  Prepaid expenses and other current assets                448,016     183,732
  Prepaid income taxes (note 6)                            554,432     177,700
                                                        ----------  ----------
    Total current assets                                15,697,922  12,123,819
                                                        ----------  ----------

Property and equipment, at cost:
  Machinery and equipment                                3,301,743   2,463,791
  Furniture and fixtures                                   622,905     432,397
                                                        ----------  ----------
                                                         3,924,648   2,896,188
  Less accumulated depreciation                          1,582,296   1,308,166
                                                        ----------  ----------
    Net property and equipment                           2,342,352   1,588,022
                                                        ----------  ----------

Goodwill, less accumulated amortization of $29,134
  in 1998 and $7,945 in 1997 (note 10)                     182,746     203,934
Deferred tax assets (note 6)                             1,672,896   1,229,043
Other assets                                                 3,595       5,709
                                                        ----------  ----------
                                                       $19,899,511  15,150,527
                                                        ==========  ==========

          Liabilities and Shareholders' Equity

Current liabilities:
  Current maturities of notes payable to related
   parties (note 5)                                    $      -        100,000
  Current installments of notes payable to bank
   (note 4)                                                378,262     385,128
  Accounts payable                                       3,178,976   1,672,230
  Accrued expenses                                         503,454     427,608
  Accrued warranty obligations                           1,023,224     410,000
  Current installments of capital lease obligations
   (note 7)                                                 15,294        -
                                                        ----------  ----------
    Total current liabilities                            5,099,210   2,994,966
                                                        ----------  ----------

Notes payable to bank, excluding current
  installments (note 4)                                    239,538     471,395
Long-term debt (note 4)                                  7,090,059   3,200,000
Capital lease obligations, excluding current
  installments (note 7)                                     10,513        -

Commitments and contingencies (note 7)

Shareholders' equity (note 9):
  Preferred stock, no par value.  Authorized
    1,000,000 shares; none issued and outstanding             -           -
  Common stock, no par value.  Authorized
    10,000,000 shares; issued and outstanding
    3,067,140 shares and 3,037,540 shares as of
    December 31, 1998 and 1997, respectively             5,040,719   4,873,319
  Additional paid-in capital                               104,000        -
  Retained earnings                                      2,415,472   3,710,847
  Notes receivable from exercise of stock options         (100,000)   (100,000)
                                                        ----------  ----------
    Total shareholders' equity                           7,460,191   8,484,166
                                                        ----------  ----------
                                                       $19,899,511  15,150,527
                                                        ==========  ==========
See accompanying notes to financial statements.

                             BONDED MOTORS, INC.
                           Statements of Earnings
                   Years ended December 31, 1998 and 1997

                                                         1998          1997
                                                      ----------    ----------

Net sales                                            $38,118,596    24,076,192
Cost of sales                                         32,859,045    19,368,877
                                                      ----------    ----------
      Gross profit                                     5,259,551     4,707,315

Selling, general and administrative expenses           6,605,809     3,706,203
                                                      ----------    ----------
      Earnings (loss) from operations                 (1,346,258)    1,001,112

Other (expense) income:
  Interest expense                                      (514,690)     (193,247)
  Interest income                                          8,341        16,971
  Other                                                   (3,922)       (3,520)
                                                      ----------    ----------
      Earnings (loss) before income taxes             (1,856,529)      821,316

Income tax benefit (note 6)                             (561,154)     (325,506)
                                                      ----------    ----------
      Net earnings (loss)                            $(1,295,375)    1,146,822
                                                      ==========    ==========

Basic earnings (loss) per share                      $    (0.42)         0.38
Diluted earnings (loss) per share                         (0.42)         0.37
                                                      ==========    ==========
Weighted average common shares outstanding-basic       3,055,000     3,021,000
                                                      ==========    ==========
Weighted average common and common equivalent shares
  outstanding-diluted (note 2)                         3,055,000     3,116,000
                                                      ==========    ==========

See accompanying notes to financial statements.

                                         BONDED MOTORS, INC.
                                 Statements of Shareholders' Equity
                               Years ended December 31, 1998 and 1997

                                                                           Notes
                                                                         receivable
                                                  Additional           from exercise     Net
                                 Common Stock       paid in   Retained    of stock   shareholders'
                               Shares     Amount    capital   earnings     options     equity
                              ---------  --------- ---------- ---------  ----------  -------------

Balance at December 31, 1996  3,002,940 $4,678,419      -     2,564,025  (200,000)   7,042,444

Exercise of stock options        34,600    194,900      -          -         -         194,900

Payment of notes receivable        -          -         -          -      100,000      100,000

Net earnings                       -          -         -     1,146,822      -       1,146,822
                              ---------  --------- ---------- ---------  ----------  -------------
Balance at December 31, 1997  3,037,540  4,873,319      -     3,710,847  (100,000)   8,484,166

Exercise/grant of stock options  29,600    167,400   104,000       -         -         271,400

Net loss                           -          -         -    (1,295,375)     -      (1,295,375)
                              ---------  --------- ---------- ---------  ----------  -------------
Balance at December 31, 1998  3,067,140 $5,040,719   104,000  2,415,472  (100,000)   7,460,191
                              =========  ========= ========== =========  ==========  =============

See accompanying notes to financial statements.

                                  BONDED MOTORS, INC.
                               Statements of Cash Flows
                          Years ended December 31, 1998 and 1997
                                                                    1998           1997
                                                                  ---------      ---------
Cash flows from operating activities:
  Net earnings (loss)                                          $ (1,295,375)   $ 1,146,822
                                                                  ---------      ---------
  Adjustments to reconcile net earnings (loss) to net cash
   used in operating activities:
    Depreciation and amortization                                   296,298        184,526
    Expense on grant of options                                     104,000           -
    Loss on sale of property and equipment                            3,921          3,520
    (Increase) decrease in assets:
      Accounts receivable                                          (189,969)    (1,826,911)
      Inventories                                                (2,629,025)    (2,167,221)
      Prepaid expenses and other assets                            (262,170)       (40,118)
      Deferred tax assets                                          (676,744)      (747,259)
      Prepaid income taxes                                         (376,732)       109,304
    Increase in liabilities:
      Accounts payable                                            1,506,746        454,226
      Accrued expenses                                               75,846        108,156
      Accrued warranty obligations                                  613,224         60,000
                                                                  ---------      ---------
        Total adjustments                                        (1,534,605)    (3,861,777)
                                                                  ---------      ---------
        Net cash used in operating activities                    (2,829,980)    (2,714,955)
                                                                  ---------      ---------
Cash flows from investing activities:
  Purchases of equipment                                         (1,000,162)      (755,405)
  Acquisition of Wheeler Manufacturing                                 -          (667,318)
  Proceeds from sale of equipment                                     1,100          9,800
                                                                  ---------      ---------
        Net cash used in investing activities                      (999,062)    (1,412,923)
                                                                  ---------      ---------
Cash flows from financing activities:
  Net proceeds from exercise of stock options                       167,400        194,900
  Net proceeds from sale of common stock                               -              -
  Borrowings from bank                                           21,692,833      5,730,000
  Repayments of notes payable to related parties                   (100,000)          -
  Repayments of bank borrowings                                 (18,041,498)    (1,673,477)
  Prepayment on notes receivable from sale of stock                    -           100,000
  Payment of capital lease obligations                               (8,491)          -
                                                                  ---------      ---------
      Net cash provided by financing activities                   3,710,244      4,351,423
                                                                  ---------      ---------
      Net increase (decrease) in cash                              (118,798)       223,545

Cash at beginning of year                                           297,043         73,498
                                                                  ---------      ---------
Cash at end of year                                              $  178,245        297,043
                                                                  =========      =========


Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest                                                     $  574,955        159,368
    Income taxes                                                    493,252        278,998
                                                                  =========      =========

See accompanying notes to financial statements.

                             BONDED MOTORS, INC.
                        Notes to Financial Statements
                         December 31, 1998 and 1997


(1)THE COMPANY

   Bonded Motors, Inc. (the Company) remanufactures automobile engines primarily for domestic and Japanese imported cars and light trucks in the United States for resale to automotive retailers, end users and installers.

(2)SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) INVENTORIES

      Inventories are stated at the lower of average cost or market (net realizable value). Included in inventories were cores of $3,045,218 and $1,778,179 at December 31, 1998 and 1997, respectively.

  (b) REVENUE RECOGNITION AND CORE ACCOUNTING

      Revenue is recognized upon shipment of product, net of a provision for core returns. The Company's customers are encouraged to return their old, rebuildable core as a credit against the engine purchased. The Company identifies the returned core to the original customer invoice and issues a credit memo equal to the core charge reflected on the original invoice. These core returns, recorded as a reduction in net sales, were $12,645,526 and $6,729,801 during the years ended December 31, 1998 and 1997, respectively.

      Cores returned from customers are recorded into inventory on the same basis as the Company records purchases of cores from independent core suppliers into inventory, at the lower of average cost or market (net realizable value).

  (c) PRODUCT WARRANTY

      The Company provides the ultimate customer with a warranty with each engine. Warranty expense is accrued at the time of sale based upon claims history and management's estimates.

  (d) GOODWILL

      Goodwill represents the excess of the purchase price over the fair value of the net assets acquired resulting from a business combination and is being amortized on a straight-line basis over ten years.

  (e) DEPRECIATION AND AMORTIZATION

      The Company provides for depreciation of machinery and equipment by use of the straight-line and declining-balance methods over the estimated useful lives of the related assets, which range from 3 to 12 years. Amortization of leasehold improvements is provided under the straight-line method over the term of the lease, not to exceed the economic useful lives of the related assets.

  (g) IMPAIRMENT OF LONG-LIVED ASSETS AND
      LONG-LIVED ASSETS TO BE DISPOSED OF

      The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," on January 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of

                                     F-7                           (Continued)

                             BONDED MOTORS, INC.
                        Notes to Financial Statements
                         December 31, 1998 and 1997


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

  (h) INCOME TAXES

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

  (i) EARNINGS PER SHARE

      The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128) on January 1, 1997. This statement requires the presentation of "Basic" earnings (loss) per share which represents net earnings (loss) divided by the weighted average shares outstanding, excluding all common stock equivalents. A dual presentation of "Diluted" earnings (loss) per share reflecting the dilutive effects of all common stock equivalents is also required. The weighted average common shares outstanding during the years ended December 31, 1998 and 1997 were 3,055,000 and 3,021,000, respectively.
      For purposes of diluted earnings per share, the incremental common equivalent shares due to outstanding stock options and warrants during the years ended December 31, 1997 were 95,000. There were incremental common equivalent shares of 86,000 at December 31, 1998 due to outstanding stock options and warrants. These were excluded from the diluted calculation in 1998 due to their antidilutive effect. No adjustments to net income were made in 1997 or 1998 for the purpose of computing diluted earnings (loss) per share.

  (j) COMPREHENSIVE INCOME

      The Company adopted Statement of Financial Accounting Standards No. 130, "Comprehensive Income" (SFAS No. 130), on January 1, 1998. The Company has no items of comprehensive income and as a result, SFAS No. 130 has no impact on the Company's financial reporting.

                                     F-8                           (Continued)

                             BONDED MOTORS, INC.
                        Notes to Financial Statements
                         December 31, 1998 and 1997

  (k) SEGMENT INFORMATION

      The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131) on January 1, 1998. This statement requires that the Company provide certain information for each business segment in which the Company operates. The Company operates in one business segment, and as a result, SFAS No. 131 has no impact on the Company's financial reporting.

  (l) STOCK-BASED COMPENSATION

      The Company has two option plans for which shares of common stock are reserved for issuance to executives, key employees and directors. Effective January 1, 1996, the Company adopted the disclosure-only provisions of Statement Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123).
      Accordingly, the Company is recognizing compensation cost pursuant to the provisions of APB No. 25. Had compensation cost for the Company's two stock option plans been determined based on the fair value at the grant date for awards in 1998 and 1997 consistent with the provisions of SFAS No. 123, the Company's net earnings (loss) and earnings
      (loss) per share would have been reduced to the pro forma amounts as indicated below:


                                                       1998         1997
                                                   -----------   -----------

Net earnings (loss) as reported                    $(1,295,375)   1,146,822
Pro forma net earnings (loss)                       (1,584,215)     453,567
Basic net earnings (loss) per share as reported           (.42)         .38
Pro forma basic net earnings (loss) per share             (.52)         .15
Diluted net earnings (loss) per share as reported         (.42)         .37
Pro forma diluted net earnings (loss) per share           (.52)         .15
                                                   ============   ==========


      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998 and 1997: dividend yield of 0%; expected volatility of 35%; risk-free interest rate of 6.0%; and expected lives between three and five years.

      The weighted average fair value of options granted during 1998 and 1997 is $3.92 and $3.62, respectively.

  (m) FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts of accounts receivable, inventories, accounts payable, accrued expenses and notes payable to bank and related parties approximate fair value because of the short maturity of these items.

                                     F-9                           (Continued)

                             BONDED MOTORS, INC.
                        Notes to Financial Statements
                         December 31, 1998 and 1997

  (n) USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These affect the reported amounts of assets, liabilities, revenues and expenses and the amount of any contingent assets or liabilities disclosed in the financial statements. Actual results could differ from the estimates made.

(3)CORE CREDITS

   The Company has a core exchange program, whereby customers are entitled to receive a credit for any cores returned. A core provision is recorded against accounts receivable for the credits expected to be issued with respect to sales made during the year. This provision totaled $567,492 and $301,000 for the years ended December 31, 1998 and 1997, respectively. In addition, the cost of those cores expected to be returned are added to parts inventory at cost. This amount totaled $442,644 and $180,000 at December 31, 1998 and 1997, respectively.

(4)LONG-TERM DEBT AND NOTES PAYABLE TO BANK

  (a) LONG-TERM DEBT

      In December 1998, the Company entered into an amended and restated credit agreement (the Credit Agreement) providing for a revolving line of credit for borrowings up to $10,000,000 through May 1, 2000. Borrowings under the Agreement bear interest at LIBOR (5.06 % at December 31, 1998) plus 2.0% or at prime (7.75% at December 31, 1998) as selected by the Company. Borrowings under the line of credit are secured by the Company's assets. Total amounts outstanding under the revolving line of credit at December 31, 1998 were $7,090,059. The Company had available borrowings under the line of credit of $2,909,941 at December 31, 1998.

      The Credit Agreement also provides for an acquisition facility for borrowings up to $3,300,000 for a period of five years from the date of funding. This facility is to be used for general corporate purposes and in the event the Company enters into an acquisition in the automotive industry. Borrowings under the credit agreement bear interest at prime plus 0.25% or LIBOR plus 2.25% or cost of funds plus 2.25% as selected by the Company and are secured by the assets of the Company and of the acquired company. At December 31, 1998, $617,800 had been drawn down and was outstanding under this facility. The Company had available borrowings under this facility of $2,682,200 at December 31, 1998 .

      The Credit Agreement also provides a mortgage loan up to $700,000 but not exceeding 75% of the appraised value of the real property to be located in Los Angeles, California. Borrowings under the Credit Agreement bear interest at prime plus 0.25% or LIBOR plus 2.25% as selected by the Company. At December 31, 1998, no amounts were drawn down by the Company under this mortgage loan. The Company had available borrowings under this loan of $700,000 at December 31, 1998.

                                     F-10                          (Continued)

                             BONDED MOTORS, INC.
                        Notes to Financial Statements
                         December 31, 1998 and 1997

      The Credit Agreement also provides for a stand-by line of credit for borrowings up to $5,700,000 through May 1, 2000. This stand-by line of credit agreement is to be used as credit enhancement to support the issuance of Industrial Development Bonds. The funding under this agreement is subject to the elimination of the $700,000 mortgage loan commitment and the reduction of the $3,300,000 acquisition facility to $2,000,000.

      The Credit Agreement includes various financial covenants, the more significant of which are tangible net worth, debt coverage ratio, senior debt to tangible net worth and quick ratio. The Company was not in compliance with the tangible net worth, debt coverage ratio and quick ratio covenants as of December 31, 1998. The Company has obtained a waiver of the covenants at December 31, 1998. Effective March 24, 1999 the bank agreed to amend the Credit Agreement amending the financial covenants through the end of December 1999.

  (b) NOTES PAYABLE TO BANK

      The Company's notes payable to bank consisted of the following at December 31, 1998 and 1997:


                                                            1998        1997
                                                         ---------   ---------
      Note payable to bank, payable in monthly
        installments of $3,188 plus interest at prime
        plus .375%, maturing December 2, 1999             $ 35,067      73,323
      Note payable to bank, payable in monthly
        installments of $20,833 plus interest at prime,
        maturing August 1, 2002                            215,491     465,491
      Note payable to bank, payable in monthly
        installments of $8,073 plus interest at prime
        plus .375%, maturing August 1, 2002                220,837     317,709
      Note payable to bank, payable in monthly
        installments of $2,569 plus interest at prime
        plus .250%, maturing August 1, 2003                146,405        -
                                                         ---------   ---------
             Total notes payable to bank                   617,800     856,523

      Less installments due within one year                378,262     385,128
                                                         ---------   ---------
             Notes payable to bank, excluding current
               installments                               $239,538     471,395
                                                         =========   =========

      In December 1998, all the above term loans were placed under the $3,300,000 acquisition facility under the Credit Agreement. The terms of the existing loans remained the same under this new facility.

                                     F-11                          (Continued)

                             BONDED MOTORS, INC.
                        Notes to Financial Statements
                         December 31, 1998 and 1997

      Maturities of long-term debt for the five years after 1998 are:

                             1999            $378,262
                             2000             127,704
                             2001              57,913
                             2002              30,828
                             2003              23,093
                                              =======

  (5) RELATED PARTY TRANSACTIONS

      Note payable to related parties consisted of the following:

                                                            1998       1997
                                                          --------   --------
      Note payable to affiliate of shareholder,
       non-interest bearing, unsecured and due on demand  $   -       100,000
         Less current maturities                              -       100,000
                                                          --------   --------
                                                          $   -          -
                                                          ========   ========

      No interest was incurred on this note in 1998 and 1997.

  (6) INCOME TAXES

      Income tax (benefit) expense is comprised of the following:

                                 1998       1997
                              ---------   ---------
                Current:
                  Federal     $ 114,791     409,774
                  State             800      11,978
                              ---------   ---------
                                115,591     421,752
                              ---------   ---------
                Deferred:
                  Federal      (283,398)   (109,959)
                  State        (393,347)   (637,299)
                              ---------   ---------
                               (676,745)   (747,258)
                              ---------   ---------
                              $(561,154)   (325,506)
                              =========   =========

                                     F-12                          (Continued)

                             BONDED MOTORS, INC.
                        Notes to Financial Statements
                         December 31, 1998 and 1997

      Actual income tax benefit differs from those obtained by applying the Federal income tax rate of 34% to earnings before income taxes as follows:

                                                          1998       1997
                                                       ---------   ---------
      Computed "expected" income tax expense (benefit) $(631,000)   279,000
      State income taxes, net of Federal income tax
        benefit                                           77,700     89,000
      State income tax credits earned                   (393,000)  (718,000)
      Net operating loss carried back                    301,035       -
      Other                                               84,111     24,494
                                                       ---------   ---------
                                                       $(561,154)  (325,506)
                                                       =========   =========

      The primary components of temporary differences which give rise to deferred tax assets and liabilities at December 31, 1998 and 1997 are:


                                                          1998       1997
                                                       ---------   ---------
      Deferred tax assets:
        State tax credits                             $1,781,200   1,387,850
        Warranty provision                               347,900     139,400
        Sales returns allowance                          300,400     160,893
        Allowance for doubtful accounts                  133,500      40,319
        Other                                            184,500     176,037
                                                       ---------   ---------
             Total gross deferred tax assets           2,747,500   1,904,499
                                                       ---------   ---------
      Deferred tax liabilities:
        Depreciation                                     111,400      23,807
        Sales returns allowance                          225,700     102,402
        Other                                             44,760      89,394
                                                       ---------   ---------
          Total gross deferred tax liabilities           381,860     215,603
                                                       ---------   ---------
          Net deferred tax assets                     $2,365,640   1,688,896
                                                       =========   =========

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 1998.
      The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if the Company's estimate of future taxable income is reduced.

                                     F-13                          (Continued)

                             BONDED MOTORS, INC.
                        Notes to Financial Statements
                         December 31, 1998 and 1997

      At December 31, 1998 and 1997, the Company had California state tax credit carryforwards of approximately $1,781,000 and $1,388,000, respectively, available to offset future taxable income, if any, through 2012.

(7)COMMITMENTS AND CONTINGENCIES

  (a) LEASES

      The Company leases certain facilities under a noncancelable operating lease through 2015 from its major shareholder. The Company also leases other facilities and certain equipment under noncancelable operating leases through 2000. Rental expense for the years ended December 31, 1998 and 1997 amounted to $362,318 and $282,847, respectively, of which approximately $96,000 was incurred under the lease with the shareholder in both 1998 and 1997.

      The Company is obligated under two new capital lease agreements for certain plant, machinery and equipment. The leases are due in monthly installments at various dates through June 2001. Future minimum rental commitments under operating and capital lease payments at December 31, 1998 are as follows:

                                                           Capital   Operating
                                                         ---------  ----------
1999                                                      $ 15,294    258,000
2000                                                         7,975    136,000
2001                                                         3,988     96,000
2002                                                          -        96,000
2003                                                          -        96,000
Thereafter                                                    -     1,152,000
                                                         ---------  ---------
  Total future minimum lease payments                       27,257 $1,834,000
                                                                    =========
Less amounts representing interest at 4.9%                  (1,450)
                                                         ---------
  Present value of net minimum lease payments               25,807
Less current installments under capital lease obligations  (15,294)
                                                         ----------
  Capital lease obligations, less current installments    $ 10,513
                                                         ==========


  (b) ENVIRONMENTAL

      The Company operates two wastewater clarifiers at its Los Angeles production facility and a third clarifier was removed in 1994. In February 1996, the Company retained an environmental consultant to perform soil sampling in the area of the closed and the two active clarifiers.

      Based on the consultant's conclusions as to the remedial costs, assuming any remediation is required, management does not believe the cost to the Company would be material.

                                     F-14                          (Continued)

                             BONDED MOTORS, INC.
                        Notes to Financial Statements
                         December 31, 1998 and 1997

  (c) OTHER

      In January 1996, the Company entered into employment agreements with its officers for three-year terms providing for base salaries plus bonuses.

      The Company is subject to certain miscellaneous legal claims in the ordinary course of business. Management does not believe that any liability as a result of adverse settlement of such claims would have a material impact on the Company's results of operations or financial condition.

(8)CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

   The Company had sales with three and two significant customers in 1998 and 1997 constituting 21%, 29% and 38% in 1998 and 30% and 40% in 1997.
   Additionally, these customers comprised 25%, 26% and 31% of accounts receivable at December 31, 1998 and 25% and 50% of accounts receivable at December 31, 1997. The loss of any of these customers could have a material adverse effect on the Company.

   Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations. The Company's credit losses for the periods presented were not material and have not exceeded management's estimates.

(9)SHAREHOLDERS' EQUITY, STOCK OPTIONS AND STOCK WARRANTS

   In April 1996, the Company completed its initial public offering of 1,000,000 shares of its common stock, at a public offering price of $5.875 per share (the Offering). The net proceeds from the Offering of approximately $4,436,151 were used in part to repay a portion of the Company's debt, and the balance was used to fund working capital requirements.

   During March 1994, the Company granted, at estimated fair market value, stock options to two of its officers for the purchase of an ownership interest in the Company aggregating 10%. These stock options were exercised during December 1995 for an aggregate amount of $200,000.
   Shares issued pursuant to these stock options were paid for by promissory notes from these officers. The notes are secured by the underlying shares and certain real property, bear interest at 8% and are due on or before December 7, 2002. During 1997, one of the officers repaid his note of $100,000.

   The Company adopted a stock option plan in January 1996 which provides for the issuance of options to employees, officers and directors of the Company to purchase up to an aggregate of 400,000 shares of common stock. In 1997, the plan was amended to increase the number of shares of common stock that could be purchased to an aggregate of 600,000 shares. During 1998 and 1997, the Company issued options to purchase 99,000 and 185,000 shares of common stock, respectively, with exercise prices ranging between $7.75 and $10.00, the estimated fair market value at date of grant, with vesting periods of between one and three years and exercise dates of between three and five years from the date of issuance of the option. During 1997, 34,600 options were exercised for total proceeds of $194,900 and 5,000 options were canceled upon termination of employment of one of the employees. During 1998, 29,600 options were exercised for total proceeds of $167,400 and 10,000 options were canceled upon termination of employment of one of the employees. Total outstanding options under this plan were 459,800 as of December 31, 1998, of which 354,166 were exercisable.

                                     F-15                          (Continued)

                             BONDED MOTORS, INC.
                        Notes to Financial Statements
                         December 31, 1998 and 1997

   The Company also adopted a directors' plan in January 1996 which provides for the issuance of options to outside directors of the Company to purchase up to an aggregate of 50,000 shares of common stock. During 1997, options to purchase 6,000 shares were issued, with exercise prices ranging between $7.250 and $7.375, the estimated fair market value at date of grant. None were issued to outside directors in 1998. During 1997, 10,000 options were canceled. Total outstanding options under this plan were 16,000 as of December 31, 1998, of which 12,400 were exercisable.

   During 1996, the Company issued warrants to purchase 100,000 shares of common stock to the Company's underwriters on completion of the Company's initial public offering. These warrants have exercise prices of $7.05 per share, the then estimated fair market value, vesting over one year, with a four-year term. Warrants of 100,000 are outstanding as of December 31, 1998 and 1997, all of which were exercisable.

(10)ACQUISITION

   On August 6, 1997, the Company acquired certain assets of Wheeler Manufacturing of Macon, Georgia, an automotive engine remanufacturing firm. The Company accounted for the acquisition using the purchase method. This purchase included manufacturing machinery and equipment, plant equipment, office furniture, fixtures and equipment, automotive parts inventory and supplies. The excess of acquisition costs over the fair value of net assets acquired is included in and has been allocated to goodwill. Goodwill is amortized on a straight-line basis over a ten-year period. The fair value of the assets acquired were as follows on the acquisition date:

             Inventories                          $137,676
             Plant, machinery and equipment        317,762
             Goodwill                              211,880
                                                  --------
                 Total acquisition                $667,318
                                                  ========

                              Index to Exhibits

Number    Description of Exhibit                                        Page
------    ----------------------                                        -----

10.13     Loan Agreement with Comerica Bank-California                   E-1

10.14     Lease Agreement between the Company and Kenco I Properties,
          LLC, dated as of October 1, 1998                               E-9

23.1      Consent of KPMG LLP, independent certified public accountants  E-31

                                Exhibit 10.13

December 10, 1998

Paul Sullivan
Chief Financial Officer
Bonded Motors, Inc.
7522 S. Maie Ave.
Los Angeles, CA 90001

Dear Paul:

We are pleased to convey by this letter the commitment (the "Commitment") of Comerica Bank-California ("Bank") to provide perfected first priority secured credit facilities (collectively, the "Loan") to Bonded Motors, Inc.(the "Borrower") on terms and conditions described in this letter and the attached term sheet (the "Commitment Term Sheet"), which Commitment Term Sheet is incorporated herein by reference and forms a part of the Commitment for all purposes.

The Loan is subject to (a) the terms and conditions contained herein and in the Commitment Term Sheet, (b) fulfillment of any conditions contained herein and therein, (c) completion of due diligence review by Bank, the results of which shall be satisfactory to Bank, and (d) execution and delivery by Borrower of definitive Loan documentation satisfactory to Bank and its counsel. Without limiting the foregoing, the Loan is expressly subject to Bank's determination that no material adverse change has occurred in the business, properties, prospects or condition (financial or otherwise) of Borrower (since September 30, 1998). Except as otherwise expressly provided in this Commitment, whenever Bank's judgment, consent or approval is required as to any matter, arrangement, or document, or any term is to be satisfactory to Bank, or Bank shall have an option or election, such judgment, decision of Bank to consent or withhold consent or to approve or disapprove or to decide that terms are satisfactory or not satisfactory, or the decision of Bank to make or refrain from making such option or election shall be in Bank's sole discretion.

By executing this letter, the Bank acknowledges receipt from Borrower of a commitment fee in the amount of $15,000 (the "Commitment Fee") and expense reimbursement deposit of $15,000 (the "Expense Deposit"). The Expense Deposit shall be used to cover the Bank's initial out-of-pocket expenses (including but not limited to attorneys' fees and costs, real estate construction consultant fees, equipment appraisal, and the updated A/R and Inventory audit) incurred in connection with the Bank's evaluation of the proposed Loan and the preparation and negotiation of this Commitment Letter, the Commitment Term Sheet and any other documents relating to the proposed Loan. The $15,000 Commitment Fee shall be fully earned and non-refundable upon the execution of this Commitment Letter. In the event that the Loan is not closed, the amount of the expense deposit that is remaining, if any, shall be refunded to you, after deducting therefrom the amount of any costs and expenses incurred by Bank in connection with the Loan and not covered by the Expense Deposit or otherwise paid by you.

This Commitment has been negotiated, issued and accepted in Los Angeles, California. This Commitment shall be governed by, and construed in accordance with, the laws of the State of California, without regard to principles of conflicts of laws. This Commitment may be executed in any number of counterparts, each of which when executed and delivered shall be an original but all of which shall together constitute one and the same instrument.

The provisions of this Commitment cannot be waived or modified unless such waiver or modification is in writing and signed by both Borrower and Bank. The terms of this Commitment shall not survive the closing of the Loan. The Commitment is for the benefit only of the parties thereto and no third party shall have any interest therein or in the proceeds of the Loan. This Commitment sets forth the entire agreement between Borrower and Bank, and all other agreements shall be deemed to have merged herewith.

This Commitment and the proceeds thereof are not assignable by Borrower to any other person, entity or corporation without Bank's consent in writing. This Commitment shall expire on June 30, 1999 by which time the Loan must have closed or this Commitment shall be of no further force and effect.

If the foregoing reflects your understanding of the matters set forth herein, please indicate your acceptance by signing in the place provided below and returning a fully executed copy to Bank along with the Commitment Fee and Expense Deposit. If the foregoing are not received by Bank by 5:00 p.m. Pacific time on December 15, 1998, this Commitment shall be of no further force or effect. If you have any questions regarding this Commitment, please contact me at (562) 590-2561.


                                     Sincerely,

                                     COMERICA BANK-CALIFORNIA


                                     By:/S/JACK KASAKIAN
                                     Name:Jack Kasakian
                                     Title:Vice President

Borrower hereby unconditionally accepts the foregoing Commitment in accordance with the terms and conditions therein set forth and agrees to be bound thereby. Borrower further agrees that the Loan which Bank has agreed to make in this Commitment will be accepted by Borrower on the terms and conditions set forth herein, including definitive loan documentation satisfactory to Bank, its counsel and Borrower.


                                     Bonded Motors, Inc,

                                     By:/S/PAUL SULLIVAN
                                     Name: Paul Sullivan
                                     Title: Chief Financial Officer
                                     Date: 12/14/98

                            COMMITMENT TERM SHEET


This term sheet is attached to, and forms a part of, that certain commitment letter dated December 10, 1998, (the "Commitment"), between Comerica Bank-California ("Bank") and Bonded Motors, Inc. (the "Borrower"). All capitalized terms not defined herein shall have the meanings set forth in the Commitment.


PURPOSE: To provide credit facilities (the "Transaction") for working capital purposes and to finance the expansion of the Borrower's production, warehouse, and office facilities (the "expansion").


BORROWER:    Bonded Motors, Inc.


CREDIT FACILITIES:

    (A) $10,000,000 Revolving Line of Credit. The Revolving Line of Credit will expire and be repayable on May 1, 2000.

    (B) $5,700,000 standby letter of credit used to support the issuance of Industrial Revenue Bonds ("IDB"). Facility shall expire five (5) years from the closing of the Transaction and be subject to the following amortization programs and advance rates:

        (1) Advances for real estate acquisition and construction shall be interest only for up to 18-months and subject to the lesser of:
             a)  90% advance against invoice cost; or
             b)  Maximum 75% loan to appraised value at completion.

        (2) Borrower shall also deposit $24M per month into a restricted sinking fund account with the Bank beginning on 2/1/99 for up to 18-months. The balance of the account to be applied towards the required down payment on the real estate loan upon project completion.

        (3) Upon completion of the project, advances used for real estate shall be amortized over 20-years (assuming real estate amortization), due in 5-years, and subject to the maximum loan to value ratios referenced in section (1) above.

        (4) Advances used for production equipment and computers shall be fully amortized over up to 60-months with equal monthly principal reductions and subject to up to 100% advance including installation.

        (5) Advances for tenant improvements (including but not limited to the new roofs) shall be amortized over 24-months with equal monthly principal reductions and subject to up to 100% advance of invoice cost.

    (C) Reduction of existing $8,000,000 non-revolving Specific Advance to $4,000,000; to be further reduced to $2,000,000 upon the booking of Facility (B) above. This Specific Advance facility will expire on May 1, 2000.

         1) $2,000,000 sublimit to be used for the acquisition of property, plant and equipment investment in the Georgia Facility
             a) No change to amortization schedule on existing outstanding term loans.
             b) Advances used to finance the acquisition of the building housing the Borrower's operations in Georgia shall be amortized over 20-years (real estate amortization), due in up to 5-years, and subject to maximum loan to appraised value of 75% based upon market approach.
             c) Advances used to finance the acquisition of production equipment and computers shall be fully amortized over up to 60-months with equal monthly principal reductions and subject to up to 100% advance including installation.

         2) $2,000,000 sublimit to be used as a bridge loan for capital investment in the Borrower's manufacturing facilities in Los Angeles and amortized on an Interest-only basis. This sub-facility shall be paid off in full from the proceeds of the IDB transaction.


    Subject to, in any event, acceleration upon the occurrence of any event of default under any of the Credit Facilities.


INTEREST RATE/FEES:
    The rates and fees for each facility are as follows:

    (A)  Rate:  Bank's Base Rate plus 0.0%; or
                LIBOR plus 2.00% (for periods of 30 to 180 days with minimum draws of $500,000)

         Fee:   Out-of-pocket

    (B)  Rate:  Interest rate IDB's shall be determined by the bond underwriter and based primarily upon market factors.

         Fees:
         Construction:      0.75% of total real estate project cost
         Letter of credit:  1.75% per annum
         Out-of-pocket:     Including but not limited to attorneys' fees
                            and costs, real estate appraisals, real estate construction consultant costs, equipment appraisals, and annual updated Bank A/R and Inventory audit.

    (C)  Rate:  Bank's Base Rate plus 0.25%; or
                LIBOR plus 2.25% (for periods of 30 to 180 days with minimum draws of $500,000. LIBOR contracts in excess of 30 days can not include the Borrower's required principal reduction for the matching period)

         Fee:   Out-of -pocket


    There shall also be a $15,000 Commitment Fee


COLLATERAL:

    A first priority security interest in and lien on, all of the present and future real and personal property assets of Borrower, subject only to prior security interests and liens specifically approved by Bank.


REPORTING REQUIREMENTS:

    Normal and customary for transactions of this type but to include in any event:

    1. Annual audited consolidated financial statements of Borrowers prepared by an accounting firm of recognized national standing acceptable to the Bank, accompanied by the unqualified opinion of such accounting firm acceptable to the Bank and 10K; to be delivered within 90- days of the end of each fiscal year;

    2. Quarterly financial statements prepared by Borrower and 10Q's within 30-days of the end of each fiscal quarter.

    3. Quarterly covenant compliance certificates in form acceptable to the Bank and certified by Borrower's chief financial officer, prepared by Borrower and delivered within 30-days of the end of each calendar quarter.

    4. Quarterly A/R and A/P agings and Inventory reports within 30-days of each fiscal quarter.

    5. Annual income statement and balance sheet projections, reflecting quarter by quarter projected performance for a minimum 4-quarter period, delivered to the Bank no later than 12/31 of the preceding calendar year.

FINANCIAL COVENANTS:

    Normal and customary for transactions of this type and to include maintenance of minimum and maximum financial ratios, limitations, measured quarterly (unless otherwise stated), as follows:

                               On and After
                               12/31/98       Comments
                               --------       --------
1.  Minimum Quick Ratio        0.50:1         Assuming Comerica revolving line
                                              outstandings are spread as short
                                              term liability.  With step-ups
                                              to 0.55:1 at 6/30/99 and
                                              0.60:1 at 12/31/99

2.  Maximum Leverage           2.00:1         n/a

3.  Minimum Tangible Net Worth $9,000,000     With step-up by $750,000 every
                                              6-months

4.  Minimum Cash Flow          1.50:1         On rolling 4-quarter basis.


OTHER COVENANTS AND REQUIREMENTS:

1.  All facilities shall be cross defaulted and cross collateralized.

2. In the event of a public offering, the minimum tangible net worth covenant shall increase by 100% of the net cash proceeds received by the Company.

3.  Annual Bank A/R and Inventory audit.

4.  Updated machinery and equipment appraisal.


DOCUMENTATION:

    Normal and customary for transactions of this type and to include (1) a Loan Agreement encompassing the terms set forth herein and other representations, warranties, conditions and events of default and (3) security documents for all of the collateral.

CONDITIONS:

    Normal and customary for transactions of this type and to include receipt and satisfactory review of the following information:

1. All documentation must be acceptable to the Bank and its counsel and Borrower;

2. No later than April 30, 1998, the Bank shall have conducted an updated accounts receivable and inventory audit;

3.  Bank approval of Bond Underwriter and Bond Indenture for IBD transaction.

4. Satisfactory receipt and review of the following prior to any advances made for real estate purposes:
    a)Fire/hazard insurance.
    b)Flood status report.
    c)Environmental review acceptable to Bank.
    d)Title insurance with proper endorsements.
    e)Earthquake insurance and Engineering Report.

5. In addition, advances used for the construction of real estate shall be also subject to the following:
    a)Bank approval of general contractor and guaranteed maximum price contract.
    b)Satisfactory final budget to be approved by Bank.
    c)Satisfactory review of cost breakdown, final plans, and specs (to be reviewed by Bank approved consultant).
    d)Satisfactory review of Bank approved real estate appraisal to support maximum Loan to Value on post completion stabilized DCF model of 80%.
    e)Satisfactory review of Bank approved real estate appraisal to support maximum Loan to Value on post completion value of 75% based upon sales approach.
    f)Receipt of grading and building permits.

6.  Disbursement Controls (for construction project) shall include:
    a)Disbursement Type: Percentage of Completion.
    b)Copies of all invoices and subcontracts.
    c)Conditional and unconditional lien releases required for 100% of subcontracts.
    d)Endorsements required with each disbursement request.
    e)Retentions on all general and subcontractors.


FEES AND EXPENSES:

    Borrower shall pay to the Bank concurrent with the closing of the Transaction (unless otherwise stated), the following:

1. The fees and expenses of Bank's counsel incurred in the preparation and negotiation of this commitment letter and the documentation for the Transaction; such fees and expenses shall be payable whether or not the Transaction closes and regardless of whether such fees and expenses exceed the amount of the Expense Deposit.

2. Any other out-of-pocket expenses the Bank may or have incurred in connection with this transaction.

                                Exhibit 10.14

                               LEASE AGREEMENT


     THIS AGREEMENT (the "Lease") is made and entered into effective as of the first day of October, 1998 ("Commencement Date") by and between KENCO I PROPERTIES, LLC, hereinafter referred to as "Lessor", and PRODUCTION ENGINE REBUILDING COMPANY, INC., hereinafter referred to as "Lessee";

     1.Leased Premises. Lessor, in consideration of the rents to be paid and covenants to be performed by Lessee hereunder, hereby leases to Lessee for the Lease Term (defined in Section 12) and subject to the covenants and conditions hereinafter set forth: (a) the premises commonly known as 9060 Gold Park Drive, Hamilton, Ohio 45011 (the "Premises"); and (b) all buildings, structures and other improvements thereon, which consist of a building containing approximately 6,400 sq. ft., about 650 sq. ft. of which is office space and 5,750 sq. ft. of which is warehouse space. Lessee shall further have the use of seven (7) parking places, three places in the front of the building and four along the side of the building.

     2.Title and Condition. Lessor represents and warrants that it has good and marketable title to the Premises. Lessor shall deliver the Premises to Lessee clean and free of debris on the Commencement Date. Lessor warrants to Lessee that the existing HVAC, mechanical, electrical, water and sewage systems, including plumbing, fire sprinklers, lighting, electrical, air conditioning, heating, ventilation, windows, doors, dock doors, lifts, dock pads and dock levelers (collectively, "Building Systems"), if any, are in the Premises, are in good condition and in good repair. Lessor warrants to Lessee that the improvements on the Premises, including the buildings, structures, ingress and egress routes and parking lots and spaces comply with all applicable covenants or restrictions of record, and all applicable building codes, regulations, laws, rules, orders, and ordinances in effect on the Commencement Date. Lessee shall have fifteen (15) working days from the date it occupies the Premises (the "Inspection Period") to inspect the working conditions of the Building Systems and to notify Lessor on or before the fifteenth (15th) day of any problems, defects, or conditions not comporting with Lessor's representations and warranties. Lessor shall, after receipt of Lessee's written notice setting forth the nature and extent of such non-compliance, rectify the same at Lessor's expense. After the Inspection Period, Lessee shall have the maintenance and repair obligations specified in this Lease.

     3.Initial Term. The initial term of the Lease shall be for a period of two (2) years commencing on October 1, 1998, and ending on September 30, 2000 (the "Initial Term").

     4.Base Rent. Lessee shall pay to Lessor, without offset or deduction and at such place or places as Lessor shall designate from time to time in writing, annual base rent ("Base Rent"), payable in equal monthly installments on the first day of each month, during the Initial Term, as follows:

                            Annual            Monthly
              Year         Base Rent        Installments

             Year 1       $26,400.00        $2,200.00

             Year 2       $26,400.00        $2,200.00

Lessee shall pay a prorated rent for occupancy of the Premises for any partial month.

     5.Use of Premises. Lessee shall use and occupy the Premises for the purpose of operating a parts warehouse facility or for a comparable use. Any other use shall not be permitted unless consented to in writing by Lessor, which consent shall not be unreasonably withheld. Lessee shall not cause or permit the Premises to be used in any way which constitutes a violation of any law, ordinance, or governmental regulation or order, or which constitutes a nuisance or waste. Lessee, at its expense, shall cause its use of the Premises to comply with all federal, state, county, municipal and other governmental laws, statutes, rules, orders, regulations and ordinances applicable to Lessee's use of the Premises. Lessee's use of the Premises shall be continuous and without interruption for the Lease Term.

     6.Additional Rent. Lessee agrees, in addition to Base Rent, to pay, as additional rent for Lessee's use and occupancy of the Premises during the

Initial Term and any Extended Term of this Lease, any increase in the real property taxes assessed against the Premises in excess of the real property taxes which became due and payable in 1997 of $1,593.70 per half year (due February and July of each year). Lessee shall have the right to protest or contest any such tax or assessment in excess of four percent (4%) until a final determination of the issue. Lessor shall cooperate with Lessee in any such protest or contest, but shall not have any obligation to prosecute such protest or contest. Any amounts due under this Lease that are not paid on the date when due, shall accrue simple interest at the rate of ten percent (10%) per annum from the date that such amount was due until the date of payment.

     7.Security Deposit. Upon the full execution of this Lease, Lessee shall deposit with Lessor a sum equal to the current monthly Base Rent as security for performance by Lessee of all the terms of this Lease required to be performed by Lessee. If Lessee defaults in the performance of any obligations under this Lease, Lessor may, but shall not be obligated to, apply all or a portion(s) of the security deposit on account of Lessee's obligations. Lessee shall promptly reimburse Lessor for any funds so expended. The Security Deposit shall be returned to Lessee within thirty (30) days after the expiration or earlier termination of this Lease if Lessee has fully performed all of its terms. In the event of a sale of the Premises,

Lessor shall transfer the Security Deposit to the purchaser, subject to all of the terms and conditions of this paragraph. The transfer to the purchaser shall release Lessor from all liability for the return of the security deposit accruing thereafter.

     8.Maintenance and Repairs. Lessee shall be responsible for maintaining and repairing the non-structural parts of the Premises, including all HVAC and mechanical equipment, windows, doors, dock doors, dock pads and dock levelers, if any, plumbing, driveway, parking lot, landscaping, painting and adjacent grounds. Lessee shall be responsible for grass cutting and snow removal and shall contract with a heating, ventilating and air conditioning contractor, approved in advance in writing by Lessor, which approval shall not be unreasonably withheld, to conduct an annual inspection of all heating, ventilating and air conditioning systems. Such contractor shall prepare a report as part of such inspection and provide the report to Lessee and Lessor. Lessee shall immediately commence and diligently complete at its own expense all work required or recommended in such report, notwithstanding the amount of the Lease Term remaining at such time. However, if any such work is required or recommended during the last six (6) months of the Lease Term then in effect, and if Lessee has not exercised its option for an Extended Term, then Lessee's financial responsibility for such work shall be limited to an amount equal to or less than the monthly installment of rent then in effect. In the foregoing situation, the balance of such cost shall be billed to and paid by Lessor. Lessee shall use at its sole discretion either Lessor's approved contractor for any HVAC work or another contractor approved by Lessor in advance in writing, which approval shall not be unreasonably withheld. Lessor shall be responsible for maintaining, repairing and replacing the roof and all structural parts of the Premises, including the roof, the roof structure and support, supporting and structural walls, and foundations. Neither Lessor nor Lessee shall be responsible for damage caused by the intentional misconduct or gross negligence of the other, its agents, employees, invitees, or guests.

     9.Damage of Premises. If the Premises or any part thereof is damaged or destroyed, Lessee shall promptly notify Lessor.

       (a) If fifty percent (50%) or more of the Premises must be repaired or restored, then Lessor or Lessee may terminate this Lease on fifteen (15) days' written notice, Lessee shall vacate the premises promptly, and rent shall abate from the date of such damage or destruction. Otherwise, Lessor shall repair or restore the Premises promptly, at its sole expense, except to the extent that the damage or destruction was caused by Lessee, in which case Lessee shall be responsible for the cost of repairing or restoring the damage or destruction that Lessee caused.

       (b) If less than fifty percent (50%) is damaged or destroyed, and if sixty (60) days or more would be required to effect the repair or restoration, then Lessor or Lessee may terminate this Lease on fifteen (15) days' written notice, Lessee shall vacate the Premises promptly, and rent shall abate from the date of such damage or destruction. Otherwise, Lessor shall repair or restore the Premises promptly, at its sole expense, except to the extent that the damage or destruction was caused by Lessee, in which case Lessee shall be responsible for the cost of repairing or restoring the damage or destruction that Lessee caused.

       (c) If less than fifty percent (50%) is damaged or destroyed, and if the repair or restoration can be effected in less than sixty (60) days, then Lessor may terminate this Lease on fifteen (15) days' notice if the cost of such repair or restoration would exceed the amount to be recovered under any applicable insurance policy. Otherwise, Lessor shall repair or restore the Premises promptly, at its sole expense, except to the extent that the damage or destruction was caused by Lessee, in which case Lessee shall be responsible for the cost of repairing or restoring the damage or destruction that Lessee caused. If Lessor elects to so terminate this Lease, then Lessee shall vacate the Premises promptly, and rent shall abate from the date of such damage or destruction.

     10.Insurance.

       (a) Lessee shall, at its own cost and expense, at all times during the Initial Term and any Extended Term of this Lease, keep all buildings, improvements, and other structures on the Premises insured for their full value against loss or destruction by fire and the perils commonly covered under the standard extended coverage endorsements in Cincinnati, Ohio.

       (b) Lessor shall, at its own cost and expense, at all times during the Initial Term and any Extended Term of this Lease, keep the Premises, including all buildings and improvements thereon, insured for their full value against loss or destruction by fire and the perils commonly covered under the standard extended coverage endorsements in Cincinnati, Ohio.

     11.Cleaning, Utilities and Alterations. Lessee shall keep the Premises free from rubbish, and in good and clean order and condition. Lessee shall be responsible for the costs and installation of its own telephone system and any security system it may desire. Lessee shall not make any physical alterations or changes to the Premises without the prior written approval from Lessor after submittal of detailed plans and specifications to Lessor, which approval shall not be unreasonably withheld. Lessee shall make any approved alterations or changes in a good and workmanlike manner, at its expense without mechanic or materialmen's liens, and in accordance with the approved plans and specifications therefor. Lessee shall pay all utility charges including without limitation, gas, electric, telephone, waste collection and water and sewer charges.

     12.Extended Term. Lessee shall have the right to extend this Lease for four (4) one year terms, unless this Lease is terminated earlier. The First Extended Term shall commence on October 1 , 2000, and shall end on September 30, 2001. No right to the Extended Term shall be exercisable at any time Lessee is in Default under this Lease. Lessee shall give written notice of exercise to Lessor on or before one hundred-twenty (120) days prior to the commencement of the Extended Term exercised by Lessee. Lessee's notice of exercise shall be effective upon its deposit in the United States mail, postage prepaid, addressed to Lessor at the address indicated in this Lease for notices, or such other address specified by Lessor in writing. All terms and conditions applicable to the Initial Term shall apply to the Extended Term, except that Base Rent shall be adjusted as provided for in Section 13. If Lessee fails to exercise its right to any Extended Term, all rights to the remaining Extended Terms shall lapse. The "Lease Term" includes the Initial Term and the Extended Term(s), if Lessee exercises its rights to extend this Lease.

     13.CPI Adjustment - Base Rent.  The monthly Base Rent during the
Extended Term shall be adjusted to reflect the increase, if any, in the cost of living. Such increase shall be computed by adding to the monthly Base Rent of the Initial Term a sum computed in the following manner:

       (a)As promptly as practicable after the end of the Initial
Term, Lessor shall compute the increase, if any, in the cost of living for the preceding three-year period. The cost of living shall be determined by reference to the United States City Average - All Items Consumer price Index for All Urban Consumers (CPIU) which is based upon the three year average of 1982-1984 equaling 100 (the "Index"). This is the Index published by the Bureau of Labor Statistics of the United States Department of Labor (513-684-
2340).  The Index number for November 1997 was 161.50.

       (b)The Index number for the month preceding the first month of the Initial Term shall be the base Index number, and the corresponding Index number for the last month of the Initial Term shall be the current Index number.

       (c)The current Index number shall be divided by the base Index number. From the quotient thereof, there shall be subtracted the integer of one, and any resulting positive number shall be deemed to be the percentage increase in the cost of living. The resulting positive number multiplied by the stipulated monthly Base Rent during the Initial Term shall be the increase to be determined above, and shall be added to the monthly Base Rent during the Initial Term. It is understood and agreed that there shall be no decrease in the monthly Base Rent from this provision, regardless of any changes in the cost of living index.

       (d)The increase in the monthly Base Rent shall be added to the monthly Base Rent during the Initial Term. The resulting sum shall constitute monthly Base Rent during the Extended Term.

       (e)The rate as determined herein shall be due and payable to Lessor in equal monthly installments commencing with the first month of the first year of the Extended Term.

      (f)If publication of the Index is discontinued, Lessor and Lessee shall thereafter accept comparable statistics on the cost of living for the United States City Average, as computed and published by an agency of the United States Government or by a responsible financial periodical of recognized authority. If comparable statistics are used in place of the Index as provided above, or if Index figures are published other than at monthly intervals, appropriate revisions shall be mae in the method of computation provided herein as are necessary to carry out the intent of this provision.

     14.Compliance with Environmental Laws.

       (a)For purposes of this Section:

       (1)"Hazardous Materials" means hazardous wastes, hazardous substances, hazardous constituents, toxic substances or related materials, whether solids, liquids or gases, including but not limited to substances defined as hazardous wastes, hazardous substances, toxic substances, pollutants, contaminants, chemicals known to the State of Ohio to cause cancer or reproductive toxicity, radioactive materials, or similar designations in the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986
("CERCLA"), 42 U.S.C.    9601, et seq,; the Toxic Substance Control Act
("TSCA"), 15 U.S.C.    et. seq.; the Hazardous Materials Transportation Act,
49 U.S.C. I 1802 et seq.; the Resource Conservation and Recovery Act ("RCRA"),
42 U.S.C.    9601 et seq.; the Clean Water Act ("CWA"), 33 U.S.C.   1251 et
seq.; the Safe Drinking Water Act, 42 U.S.C. I 300(f) et seq.; the Clean Air Act ("CAA"), 42 U.S.C. I 7401 et seq.; and in the plans, rules, regulations or ordinances adopted, or other criteria and guidelines promulgated pursuant to the preceding laws or other similar local, state or federal laws, regulations, rules or ordinances, now or hereafter in effect (collectively the "Environmental Laws").

       (2)"Environmental Conditions" means conditions of the environment, including natural resources (including flora and fauna), soil, surface water groundwater, drinking water supply, subsurface strata, or the ambient air, relating to or arising out of the use, handling, storage, treatment, recycling, generation, transportation, release, spilling, leaking, pumping, pouring, emptying, discharging, injecting, escaping, leaching, disposal, dumping or threatened release of Hazardous Materials.

       (b)Lessee agrees to indemnify, defend and hold harmless Lessor, its agents, employees, lenders, successors and assigns from and against any and all liability, damages, claims, costs, suits, liens, judgments, penalties, costs of defense, environmental consulting costs, environmental remediation costs, environmental response costs, attorneys' fees and other consequences arising from or relating to Environmental Conditions caused by Lessee's operations at the Premises.

       (c)Lessor agrees to indemnify, defend and hold harmless Lessee, its agents, employees, lenders, successors and assigns from and against any and all liability, damages, claims, costs, suits, liens, judgments, penalties, costs of defense, environmental consulting costs, environmental remediation costs, environmental response costs, attorneys' fees and other consequences arising from or relating to Environmental Conditions caused by another person or entity, or that occurred, arose, or existed, prior to Lessee's occupancy of the Premises.

       (d)Notwithstanding any other provision of this Lease to the contrary, Lessee shall have the right to enter and inspect the Premises, including but not limited to all structures thereon and the business operations of Lessee, upon reasonable notice and in a manner so as not to interfere unreasonably with the conduct of Lessee's business, to investigate the possibility of any Environmental Condition or environmental noncompliance at, upon, about or under the Premises. Lessor may exercise this right at its sole discretion. During such inspection, Lessor shall have the right to take such samples and conduct such tests as Lessor may determine in Lessor's sole discretion to be necessary or advisable. Lessee shall have the right to split samples of any samples so taken and to copies of any analytical reports of such sampling and testing, and to copies of the chains of custody of such samples. The incurrence of any expense under the provisions of this
Section 14(d) shall not impair any claim for indemnification that may exist under the provisions of this Section.

       (e)Survival of Article. The provisions of this Article shall survive, and remain in full force and effect notwithstanding the expiration or earlier termination of the Lease.

     15.Memorandum of Lease. In order to keep this Lease confidential, the parties agree not to record this Lease in the real estate records of the jurisdiction where the Premises are located. However, the parties may mutually execute and record in such real estate records a Memorandum of Lease in accordance with Ohio law.

     16.Assignment of Lease. Lessor may assign this Lease. Lessee may not assign this Lease or sublet the Premises, or any part thereof, without the prior written consent of Lessor, which consent shall not be unreasonably withheld. The foregoing notwithstanding, Lessee may assign, transfer, or sublet this Lease to any parent, sister, subsidiary, or affiliated entity, or to any of their successors.

     17.Eminent Domain. If all or any part of the Premises is taken by, or sold under threat of condemnation or appropriation, this Lease shall terminate as of the date of such taking or sale. The entire award or compensation paid for the property taken or acquired, and for damages to the residue, if any, will belong entirely to Lessor and no amount will be payable to Lessee.

     18.Default.

       (a)A "Default" is defined as a failure to observe, comply with, or perform any of the terms, covenants, conditions, or rules applicable under this Lease. A "Breach" is defined as the occurrence of any one or more of the following Defaults, and, where a grace period for cure after notice is specified herein, the failure to cure such Default on or before the expiration of the applicable grace period: (1) Vacating or abandoning the Premises without the intention to reoccupy the Premises; (2) Failure to make any monetary payment required under this Lease, where such failure continues for a period of ten (10) days following written notice thereof; (3) Failure to provide reasonable evidence of any insurance, bond, or service contract required under this lease, where such failure continues for a period of ten
(10) days following written notice thereof; (4) Failure to fulfill any obligation under this Lease which endangers or threatens life or property, where such failure continues for a period of ten (10) days following written notice thereof; (5) Other than the actions described previously, a Default as to the duties, obligations, terms, covenants, conditions, or provisions of this Lease, where such Default continues for a period of thirty (30) days after written notice thereof, provided, however, that if the nature of the Default is such that more than thirty (30) days are reasonably required for its cure, then the Default shall not be deemed a Breach of this Lease if the cure is commenced within such thirty (30) day period and prosecuted diligently thereafter to completion.

       (b)If Lessee fails to perform any affirmative duty or obligation under this Lease after proper notice, then Lessor may at its option perform such duty or obligation on Lessee's behalf. The costs and expenses of any such performance by Lessor shall be due and payable by Lessee to Lessor upon invoice therefor. In the event of a Breach of this Lease by Lessee, Lessor may: (1) Terminate Lessee?s right to possession of the Premises by any lawful means and relet the Premises in a commercially reasonable manner, and assert and recover from Lessee all damages sustained by Lessor caused by Lessee's Breach; or (2) Continue the Lease and Lessee?s right to possession and recover the rent as it comes due.

       (c)If Lessor fails to perform any affirmative duty or obligation under this Lease after proper notice, then Lessee may at its option: (1) Perform such duty or obligation on Lessor's behalf, and withhold any and all monetary payments that would otherwise be due under this Lease, to offset Lessee's costs incurred in performing such duty or obligation; (2) Withhold all monetary payments that would otherwise be due under this Lease until Lessor has performed such duty or obligation; or (3) Declare this Lease terminated. In the event of a Breach of this Lease by Lessor, Lessee may:
(1) Terminate this Lease and assert and recover from Lessee all damages sustained by Lessee caused by Lessor's Breach, including the return of Lessee's Security Deposit; or (2) Continue the Lease and Lessee's right to possession and withhold all monetary payments that would otherwise be due under this Lease until Lessor has corrected whatever conditions or circumstances that led to such Breach.

     19.Binding Effect. This Lease and the agreements of Lessor and Lessee contained herein, integrate all prior and contemporaneous understandings between them and shall be binding upon and inure to the benefit of the heirs, executors, administrators, successors and assigns of the respective parties.

     20.Quiet Enjoyment. Lessee agrees that if Lessee pays the rents and keeps and performs the covenants of this Lease on the part of the Lessee to be kept and performed, Lessee will peaceably and quietly occupy the premises during the term hereof without any hindrance, rejection or molestation by Lessor or any person lawfully claiming under lessor. However, Lessor shall have the right to enter and inspect the Premises, including without limitation, all structures thereon and the business operations of Lessee, upon reasonable notice and in a manner so as not to interfere unreasonably with the conduct of Lessee's business.

     21.Subordination.

       (a)Lessee accepts this Lease subject and subordinate to any ground lease, mortgage, deed of trust, or any other hypothecation or security agreement (hereinafter "Mortgage") now or hereafter placed upon the Premises and to any and all advances made hereafter on the security thereof and to all renewals, modification, consolidation, replacement and extension thereof.

Provided, however, any secured party under a Mortgage (the "Mortgagee(s)") shall agree in writing that, notwithstanding such subordination, Lessee's right to quiet possession of the Premises and Lessee's other rights pursuant to the Lease shall not be disturbed if Lessee is not in Default. If any Mortgagee elects to have this Lease prior to the lien of its Mortgage, and gives written notice thereof to Lessee, this Lease shall be deemed prior to such Mortgage, whether this Lease is dated prior or subsequent to the date of said Mortgage, or the date of recording thereof.

       (b)Although the foregoing subordination provisions shall be self-operative, Lessee agrees, upon request of Lessor or Lessor's lender, to execute any documents required to memorialize a subordination or to make this lease prior to the lien of any Mortgage. Lessee's failure to execute such documents within ten business days after written demand shall constitute a Default.

       (c)Lessor shall require any Mortgagee to enter into a written nondisturbance agreement stating in effect that notwithstanding any foreclosure of the lien of the Mortgage, or conveyance in lieu thereof, such Mortgagee or any other purchaser at the foreclosure sale shall not disturb the possession of Lessee hereunder, and Lessee will, after such notice and proof of such foreclosure or conveyance, continue to pay rent and comply with all of its covenants and obligations under this Lease, and attorn to such Mortgagee or purchaser as Lessor thereafter.

     22.Holdover Prohibited. Immediately upon the expiration of the Lease Term, Lessee agrees that it shall deliver possession of the Premises to Lessor and Lessee shall cease its occupancy thereat and removal of its property therefrom without damage to the Premises. If Lessee holds over after the expiration or earlier termination of the Lease, then Lessor may immediately seek all remedies, including eviction, and Lessee shall be liable for one and one-half (1 1/2) the amount of Base Rent then applicable under this Lease for the period that Lessee wrongfully holds over and detains the Premises from Lessor's possession.

     23.Notices.

       (a)All notices required or permitted to be given pursuant to this Lease shall be given as follows:

       If to Lessee:      Production Engine Rebuilding Company, Inc.,
                          dba Bonded Motor and Parts Company
                          7522 South Maie Avenue
                          Los Angeles, California 90001

                          - with a copy to -

                          Radcliff, Frandsen & Dongell
                          777 South Figueroa Street
                          Suite 4000
                          Los Angeles, California  90017
                          Attn:  Richard A. Dongell and Matthew Clark Bures


       If to Lessor:      Kenco I Properties, LLC
                          5340 Laurelridge
                          Cincinnati, Ohio  45277
                          Attn:  Ken Carrier

       (b)All notices shall be in writing and may be personally hand delivered or sent by certified mail, return receipt requested, postage prepaid. Except as otherwise provided in this Lease, notice so mailed shall be effective upon its actual receipt; provided, however, refused or unclaimed delivery of such certified mail notice shall constitute actual receipt upon the date of such first refusal or unclaimed attempt. Either party may change its notice address from time to time by written notice to the other party.

     24.Attorneys' Fees. The prevailing party in any action or proceeding brought that arises out of or relates to this Lease, including its interpretation, enforcement, or breach, shall be entitled to recover from the other its reasonable attorneys' fees, costs of suit, and all reasonable out-of-pocket expenses incurred in connection with the prosecution or defense of such action or proceeding.

     25.Counterparts.  This Lease may be executed in Counterparts.

         IN WITNESS WHEREOF, Lessor and Lessee have executed this Lease Agreement as of the date first noted above.

Signed and Acknowledged                 LESSOR:
In the Presence of:                     KENCO I PROPERTIES LLC

                                        By:/S/KEN CARRIER
                                        Ken Carrier

                                        LESSEE:
                                        PRODUCTION ENGINE REBUILDING CO,
                                        INC.

                                        By:/S/SETH LANDON
                                        Title:V.P.

                                Exhibit 23.1

                            Accountant's consent


Board of Directors and Shareholders
Bonded Motors, Inc.:

We consent to incorporation by reference in the registration statement
(No. 333-39829) on Form S-8 of Bonded Motors, Inc. and subsidiaries of our report dated January 29, 1999 relating to the balance sheets Bonded Motors Inc. as of December 31, 1998 and 1997 and the related statements of earnings, shareholders' equity, and cash flows for the years then ended which report appears in the 1998 report on Form 10-KSB of Bonded Motors Inc.


                                            /S/KPMG LLP


Los Angeles, California
March 29, 1999