Form 10QSB
period 1999-03-31
BONDED MOTORS INC
filed 1999-05-05
CIK 1006376

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                    Yes [x]            No [_]

  There were 3,067,140 shares of common stock outstanding at April 29, 1999.

                             BONDED MOTORS, INC.

                                    INDEX

Part I  - Financial Information                                           Page

          Item 1. Financial Statements

          Balance Sheets as of March 31, 1999                               3

          Statements of Earnings for the three month periods
                  ended March 31, 1999, and 1998                            4

          Statements of Cash Flows for the three month periods
                  ended March 31, 1999, and 1998                            5

          Notes to Financial Statements                                    6-9

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operation           10-13

Part II  - Other Information

          Item 6. Exhibits and Reports                                      13

          Signature                                                         14

                              BONDED MOTORS, INC.
                                 Balance Sheets
                                 March 31, 1999
                                  (Unaudited)

                                 Assets

Current assets:
  Cash                                                         $   129,850
  Trade accounts receivable (less allowance for doubtful
    accounts of $399,293)                                        4,920,160

  Inventories:
    Parts                                                        2,303,543
    Work in process                                              1,117,511
    Finished goods                                               5,097,196
                                                                ----------
                                                                 8,518,250
                                                                ----------

  Deferred tax assets                                              831,972
  Prepaid expenses and other current assets                        521,589
  Prepaid income taxes                                             556,957
                                                                ----------
    Total current assets                                        15,478,778
                                                                ----------

Property and equipment, at cost:
  Machinery and equipment                                        3,431,564
  Furniture and fixtures                                           626,029
                                                                ----------
                                                                 4,057,593
  Less accumulated depreciation                                  1,667,846
                                                                ----------
    Net property and equipment                                   2,389,747
                                                                ----------

Goodwill, less accumulated amortization of $34,430                 177,449
Deferred tax assets                                              1,672,897
Other assets                                                        17,407
                                                                ----------
                                                               $19,736,278
                                                                ==========

                  Liabilities and Shareholders' Equity

Current liabilities:

  Current installments of notes payable to bank (note B)       $   338,505
  Accounts payable                                               2,846,548
  Accrued expenses                                                 635,339
  Accrued warranty obligations                                   1,203,829
  Current installments of capital lease obligations                  9,160
                                                                ----------
    Total current liabilities                                    5,033,381
                                                                ----------

Notes payable to bank, excluding current installments (note B)     333,116
Long-term debt (note B)                                          7,167,879
Capital lease obligations, excluding current installments           11,976

Shareholders' equity: (note D)
  Preferred stock, no par value.  Authorized
    1,000,000 shares; none issued and outstanding                     -
  Common stock, no par value.  Authorized
    10,000,000 shares; issued and outstanding
    3,067,140 shares                                             5,040,719
  Additional paid-in capital                                       104,000
  Retained earnings                                              2,145,207
  Notes receivable from exercise of stock options                 (100,000)
                                                                ----------
    Total shareholders' equity                                   7,189,926
                                                                ----------
                                                               $19,736,278
                                                                ==========
See accompanying notes to financial statements.

                             BONDED MOTORS, INC.
                           Statements of Earnings
                                (Unaudited)

                                                      For the Three Months Ended
                                                              March 31
                                                      --------------------------
                                                         1999          1998
                                                         ----          ----
Net sales                                            $ 9,766,974     8,508,042
Cost of sales                                          8,545,083     6,984,237
                                                      ----------    ----------
      Gross profit                                     1,221,891     1,523,805

Selling, general and administrative expenses           1,468,766     1,082,596
                                                      ----------    ----------
      Earnings (loss) from operations                   (246,875)      441,209

Other (expense) income:
  Interest expense                                      (164,696)     (110,424)
  Interest income                                          2,079         2,085
  Other                                                     -           (1,896)
                                                      ----------    ----------
      Earnings (loss) before income taxes               (409,492)      330,974

Income tax benefit (expense)                             139,227      (125,280)
                                                      ----------    ----------
      Net earnings (loss)                            $  (270,265)      205,694
                                                      ==========    ==========

Basic earnings (loss) per share                      $    (0.09)         0.07
Diluted earnings (loss) per share                         (0.09)         0.06
                                                      ==========    ==========
Weighted average common shares outstanding-basic       3,067,000     3,039,000
                                                      ==========    ==========
Weighted average common and common equivalent shares
  outstanding-diluted                                  3,067,000     3,188,000
                                                      ==========    ==========

See accompanying notes to financial statements.

                                  BONDED MOTORS, INC.
              Statements of Cash Flows for the Three Months Ended March 31
                                      (Unaudited)
                                                                     1999          1998
                                                                  ---------      ---------
Cash flows from operating activities:
  Net earnings (loss)                                            $ (270,265)       205,694
                                                                  ---------      ---------
  Adjustments to reconcile net earnings (loss) to net cash
   used in operating activities:
    Depreciation and amortization                                    90,847         64,597
    Loss on sale of property and equipment                             -             1,896
    (Increase) decrease in assets:
      Accounts receivable                                        (1,001,661)    (2,829,550)
      Inventories                                                 1,387,736       (540,135)
      Prepaid expenses and other assets                             (87,385)       (75,278)
      Deferred tax assets                                          (139,229)       (56,931)
      Prepaid income taxes                                           (2,525)       175,011
    Increase (decrease) in liabilities:
      Accounts payable                                             (332,428)       902,507
      Accrued expenses                                              131,885        147,727
      Accrued warranty obligations                                  180,605         61,000
                                                                  ---------      ---------
        Total adjustments                                           227,845     (2,149,156)
                                                                  ---------      ---------
        Net cash used in operating activities                       (42,420)    (1,943,462)
                                                                  ---------      ---------
Cash flows from investing activities:
  Purchases of equipment                                           (132,945)      (224,426)
  Proceeds from sale of equipment                                      -               500
                                                                  ---------      ---------
        Net cash used in investing activities                      (132,945)      (223,926)
                                                                  ---------      ---------
Cash flows from financing activities:
  Net proceeds from exercise of stock options                          -            16,250
  Net proceeds from sale of common stock                               -              -
  Borrowings from bank                                            5,531,917      3,654,652
  Repayments of notes payable to related parties                       -          (100,000)
  Repayments of bank borrowings                                  (5,400,275)    (1,500,126)
  Payment of capital lease obligations                               (4,672)          -
                                                                  ---------      ---------
      Net cash provided by financing activities                     126,970      2,070,776
                                                                  ---------      ---------
      Net increase (decrease) in cash                               (48,395)       (96,612)

Cash at beginning of period                                         178,245        297,043
                                                                  ---------      ---------
Cash at end of period                                            $  129,850        200,431
                                                                  =========      =========


Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest                                                     $  164,696        110,424
    Income taxes                                                      1,625          7,200
                                                                  =========      =========

See accompanying notes to financial statements.

                             BONDED MOTORS, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)


(NOTE A)  THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES:
-------------------------------------------------------------

Bonded Motors (the Company), remanufactures automobile engines primarily for domestic and Japanese imported cars and light trucks in the United States for resale to automotive retailers, end users and installers.

BASIS OF PRESENTATION
---------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring journals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

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
                                               ========

REVENUE RECOGNITION AND CORE ACCOUNTING
---------------------------------------

Revenue is recognized upon shipment of product, net of a provision for core returns. The Company's customers are encouraged to return their old, rebuildable core as a credit against the identical engine purchased. The Company identifies the returned core to the original customer invoice and issues a credit memo equal to the core charge reflected on the original invoice. These core returns, recorded as a reduction in net sales, were $3,474,427 and $1,912,022 during the three months ended March 31, 1999 and 1998 respectively.

Cores returned from customers are recorded into inventory on the same basis as the Company records purchases of cores from independent core suppliers, at the lower of average cost or market (net realizable value). Customer core returns provide approximately 70% of the Company's core requirements, and independent core suppliers provide the remaining 30% of the Company's core requirements.

EARNINGS PER SHARE
------------------

The Financial Accounting Standards Board issued statement No.128, "Earnings per Share" (SFAS No.128), in March 1997 and effective for fiscal years ending after December 15, 1997. The Company adopted SFAS No.128 in 1997. This statement requires the presentation of "Basic" earnings per share which represents net earnings divided by the weighted average shares outstanding, excluding all common stock equivalents. A dual presentation of "Diluted" earnings per share reflecting the dilutive effects of all common stock equivalents is also required. The weighted average common shares outstanding for three month periods ended March 31, 1999 and 1998 were 3,067,000 and 3,039,000, respectively. For purposes of diluted earnings per share, the incremental common equivalent shares due to outstanding stock options and warrants during the three month period ended March 31, 1998 were 149,000. There were incremental common equivalent shares of 3,000 at March 31, 1999 due to outstanding stock options and warrants. These were excluded from the diluted calculation in 1999 due to their antidilutive effect. No adjustments to net income were made for the purpose of computing diluted earnings (loss) per share.

(NOTE B) LONG-TERM DEBT:
-----------------------

On April 1, 1999, the Company entered into an amended and restated credit agreement (the Credit Agreement) providing for a revolving line of credit for borrowings based on a formula equal to the lesser of either $10,000,000 or the sum of (a) fifty-five (55%) of the aggregate outstanding principal balance of eligible receivables; (b) the lesser of $5,000,000 or thirty-five (35%) of eligible inventory; plus $2,500,000 which shall be subject to reduction to $1,500,000 by June 30, 1999, $500,000 by September 30, 1999 and $0 by
December 31, 1999 through May 1, 2000. Borrowings under the Agreement bear interest at prime plus 0.5% or LIBOR plus 2.5% through September 29, 1999, at prime plus 0.25% or LIBOR plus 2.25% through December 30, 1999 and at prime or LIBOR plus 2% from December 31, 1999. Borrowings under the line of credit are secured by the Company's assets. Total amounts outstanding under the revolving line of credit at March 31, 1999 were $7,167,879. The Company had available borrowings under the line of credit of $918,234 at March 31, 1999.

The Credit Agreement also provides for a term loan for borrowings up to $1,500,000 for a period of five years from the date of funding. This facility is to be used for general corporate purposes. New advances under the credit agreement shall bear interest at prime plus 0.75% or LIBOR plus 2.75% through September 29, 1999, at prime plus 0.5% or LIBOR plus 2.50% through December 30, 1999 and at prime plus 0.25% or LIBOR plus 2.25 % from December 31, 1999 and are secured by the assets of the Company. At March 31, 1999, $671,621 had been drawn down and was outstanding under this facility. The Company had available borrowings under this facility of $828,379 at March 31, 1999.

The Credit Agreement also provides for a stand-by line of credit in amount of $5,203,905 to be used as credit enhancement to support the issuance of Industrial Development Bonds.

The Credit Agreement includes various financial covenants, the more significant of which are tangible net worth, debt coverage ratio, senior debt to tangible net worth and quick ratio. The Company was in compliance with all covenants of the amended agreement effective March 31, 1999.

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

The Company adopted a stock option plan in January 1996 which provides for the issuance of options to employees, officers and directors of the Company to purchase up to an aggregate of 400,000 shares of common stock. In 1997, the plan was amended to increase the number of shares of common stock that could be purchased to an aggregate of 600,000 shares. In February 1998, the Company granted stock options for 70,000 shares at a price of $9.50, the estimated fair market value as of the date of the grant, to the officers.
In July 1998, the Company granted stock options for 4,000 shares at a price of $9.625, the estimated fair market value as of the date of the grant, to the employees. In March 1999, the Company granted stock options for 70,000 shares at a price of $2.75, the estimated fair market value as of the date of the grant, to management. During 1998, 29,600 options were exercised for total proceeds of $167,400 and 10,000 options were canceled upon termination of employment by one of the employees. No options were exercised during the first quarter of 1999.

Under the Company's 1996 Incentive Stock Plan, in June, 1998 the Company granted stock options for 25,000 shares with an exercise price of $7.75, to consultants for services rendered.

The Company also adopted a directors' plan in January 1996 which provides for the issuance of options to outside directors of the Company to purchase up to an aggregate of 50,000 shares of common stock. No options were issued or exercised to outside directors since 1998.

During 1996, the Company issued 100,000 warrants to purchase common stock to the Company's underwriters on completion of the Company's initial public offering. These warrants have exercise prices of $7.05 per share, the then estimated fair market value, vesting over one year, with a five-year term. No warrants were issued or exercised since 1998.

                       PART I - FINANCIAL INFORMATION

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

RESULTS OF OPERATIONS:

Net sales for the three months ended March 31, 1999 increased $1,258,932 or 14.8% over the comparable period a year earlier. For such three month periods the increase was from $8,508,042 to $9,766,974. The increase in sales was primarily the result of increased sales volume to existing national automobile chain store customers and the addition of a new customer for which the Company became the principal supplier of remanufactured engines in March 1998.

Cost of goods sold for the three months ended March 31, 1999 increased $1,560,846 or 22.3% over the comparable period a year earlier. For such three month periods the increase was from $6,984,237 to $8,545,083. These increases are attributable to additional costs during the recent periods in connection with increased cost of production. Cost of goods sold as a percentage of net sales increased over the three month periods from 82.1% to 87.5%. The increase in cost of goods sold was primarily attributable to manufacturing costs associated with the expansion of the Company's production capacity, higher than historical return rates, increased warranty costs per engine sold, increased warranty experience rate, and increased freight costs due primarily to the return activity.

Selling, general and administrative expenses consist primarily of management, clerical and administrative salaries and costs of additional outside salespersons, professional services and freight. Selling, general and administrative expenses for the three months ended March 31, 1999 increased $386,170 or 35.7% over the comparable period a year earlier. Selling, general and administrative expenses as a percentage of sales increased from 12.7% to 15.0% for the comparable three month periods. These changes are primarily attributable to the addition of new sales personnel, the increasing selling expense to support the growth of sales, and increased freight costs associated with return activity.

Earnings from operations for the three months ended March 31, 1999 decreased $688,084 over the comparable period a year earlier.

Interest expense for the three months ended March 31, 1999 increased
$54,272 over the comparable period a year earlier. The increase was primarily attributable to borrowings for the three months ended March 31, 1999 to finance the increased accounts receivable associated with the Company's growth.

Pre-tax income for the three months ended March 31, 1999 decreased $740,466 from the comparable quarter a year earlier. After tax earnings decreased $475,959 for the three month period from a year earlier, due to the items mentioned above.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's operations have been financed principally by borrowings under a bank credit facility and cash flows from operations. At March 31, 1999, the Company's working capital was $10,445,397.

Net cash used by operating activities during the three months ended March 31, 1999 of $42,420 was primarily to finance an increase in accounts receivable due to increased sales during the period.

Net cash used by investing activities for the three month periods ended March 31, 1999 of $132,945 was primarily for the purchase of new equipment.

Net cash provided by financing activities for the three month periods ended March 31, 1999 of $126,970 was primarily from net borrowings from the bank.

On April 1, 1999, the Company entered into an amended and restated credit agreement (the Credit Agreement) providing for a revolving line of credit for borrowings based on a formula equal to the lesser of either $10,000,000 or the sum of (a) fifty-five (55%) of the aggregate outstanding principal balance of eligible receivables; (b) the lesser of $5,000,000 or thirty-five (35%) of eligible inventory; plus $2,500,000 which shall be subject to reduction to $1,500,000 by June 30, 1999, $500,000 by September 30, 1999 and
$0 by December 31, 1999 through May 1, 2000. Borrowings under the Agreement bear interest at prime plus 0.5% or LIBOR plus 2.5% through September 29, 1999, at prime plus 0.25% or LIBOR plus 2.25% through December 30, 1999 and at prime or LIBOR plus 2% from December 31, 1999. Borrowings under the line of credit are secured by the Company's assets. Total amounts outstanding under the revolving line of credit at March 31, 1999 were $7,167,879. The Company had available borrowings under the line of credit of $918,234 at March 31, 1999.

The Credit Agreement also provides for a term loan for borrowings up to $1,500,000 for a period of five years from the date of funding. This facility is to be used for general corporate purposes. New advances under the credit agreement shall bear interest at prime plus 0.75% or LIBOR plus 2.75% through September 29, 1999, at prime plus 0.5% or LIBOR plus 2.50% through December 30, 1999 and at prime plus 0.25% or LIBOR plus 2.25 % from December 31, 1999 and are secured by the assets of the Company. At March 31, 1999, $671,621 had been drawn down and was outstanding under this facility. The Company had available borrowings under this facility of $828,379 at March 31, 1999.

The Credit Agreement also provides for a stand-by line of credit in amount of $5,203,905 to be used as credit enhancement to support the issuance of Industrial Development Bonds.

The Credit Agreement includes various financial covenants, the more significant of which are tangible net worth, debt coverage ratio, senior debt to tangible net worth and quick ratio. The Company was in compliance with all covenants of the amended agreement effective March 31, 1999.

The Company's accounts receivable as of March 31, 1999 was $4,920,160. This represents an increase of $1,001,661 or 25.6% over accounts receivable on December 31, 1998, and is due to increased sales.

The Company's inventory as of March 31, 1999 was $8,518,250 which represents a decrease of $1,387,736 or 14.0% over inventory as of December 31, 1998. The decrease is primarily attributable to the Company's planned reduction in finished goods inventory, due to lower production and increased sales.

The Company believes that internally generated funds and the available borrowings under its existing credit facilities will provide sufficient liquidity and enable it to meet its current and foreseeable working capital requirements.

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

Review of the Company's hardware and software is ongoing, and it is believed that the only mission critical systems which are affected by the year 2000 issue are the accounts receivable and accounts payable systems. The Company has retained the services of an outside consultant to examine, modify and/or update all hardware and software, such examination, modification and update to be completed in June, 1999. The Company has scheduled on site testing of all systems changes by June, 1999, after which further changes may become necessary. At this time, the anticipated cost for this project is less than $50,000. If further changes become necessary, the Company anticipates a completion date of June, 1999.

If, by June, 1999, the Company determines that the systems are not compliant or that there are additional mission critical systems which are affected by the year 2000 problem, then a contingency plan will be determined at that time.

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

                                       Bonded Motors, Inc.




Dated: April 29, 1999                  By:/S/PAUL SULLIVAN
                                         ------------------------
                                         Paul Sullivan
                                         Chief Financial Officer