Form 10QSB
period 1999-06-30
BONDED MOTORS INC
filed 1999-08-13
CIK 1006376

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB

----
 x    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----  ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30,1999


----
      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ---- ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________


                           Commission File No. 0-28102

                              BONDED MOTORS, INC.
                              -------------------

                 (Name of small business issuer in its charter)


              California                                95-2698520
 -----------------------------------               --------------------
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification No.)

7522 South Maie Avenue, Los Angeles, CA                      90001
---------------------------------------                    --------
(Address of principal executive offices)                   Zip Code

Issuer's telephone number:                (323) 583-8631
                                          --------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                             ---                          ---
                        Yes   x                      No
                             ---                          ---


There were 3,067,140 shares of common stock outstanding at July 29, 1999.

                              BONDED MOTORS, INC.

                                     INDEX

Part I - Financial Information                                           Page

         Item 1.  Financial Statements

         Condensed Balance Sheet as of June 30, 1999                       3

         Condensed Statements of Operations for the three and six month
                  periods ended June 30, 1999, and 1998                    4

         Condensed Statements of Cash Flows for the six month periods
                  ended June 30, 1999, and 1998                            5

         Notes to Condensed Financial Statements                          6-9

         Item 2.  Management's Discussion and Analysis or
                  Plan of Operation                                      10-12

Part II- Other Information


         Item 4.  Submission of Matters to a Vote of Security Holders      13

         Item 6.  Exhibits and Reports                                     13

         Signature                                                         14

                               BONDED MOTORS, INC.
                            Condensed Balance Sheet
                                 June 30, 1999
                                  (Unaudited)

                                     Assets
Current assets:
     Cash                                                         $    342,631
     Trade accounts receivable (less allowance for doubtful
        accounts of $408,597)                                        3,423,289
     Inventories:
        Parts                                                        2,229,699
        Work in process                                              1,242,102
        Finished goods                                               6,090,613
                                                                 -------------
                                                                     9,562,414
                                                                 -------------

     Deferred tax assets                                               715,478
     Prepaid expenses and other current assets                         381,947
     Prepaid income taxes                                               13,216
                                                                 -------------
        Total current assets                                        14,438,975
                                                                 -------------

Restricted investment, IDB (note B)                                  5,200,520
Property and equipment, at cost:
     Machinery and equipment                                         3,730,200
     Furniture and fixtures                                            648,377
                                                                --------------
                                                                     4,378,577
     Less accumulated depreciation                                   1,765,537
                                                                --------------
        Net property and equipment                                   2,613,040
                                                                --------------

Goodwill, less accumulated amortization of $ 39,727                    172,151
Cost of issuance, IDB (note B)                                         251,226
Deferred tax assets                                                  1,672,897
                                                                 -------------
                                                                  $ 24,348,809
                                                                 =============

                      Liabilities and Shareholders' Equity
Current liabilities:
     Current installments of notes payable to bank (note C)       $    447,248
     Short-term debt (note C)                                        5,683,447
     Accounts payable                                                3,479,103
     Accrued expenses                                                  596,530
     Accrued warranty obligations                                      861,087
     Current installments of capital lease obligations                   9,160
                                                                 -------------
        Total current liabilities                                   11,076,575
                                                                 -------------

Notes payable to bank, excluding current installments (note C)         715,608
IDB obligation (note B)                                              5,130,000
Capital lease obligations, excluding current installments               10,566

Shareholders' equity:  (note E)
     Preferred stock, no par value.  Authorized 1,000,000
       shares; none issued and outstanding                                -
     Common stock, no par value.  Authorized 10,000,000
       shares; issued and outstanding
        3,067,140 shares                                             5,040,719
     Additional paid-in capital                                        104,000
     Retained earnings                                               2,371,341
     Notes receivable from exercise of stock options                  (100,000)
                                                                 -------------
        Total shareholders' equity                                   7,416,060
                                                                 -------------
                                                                  $ 24,348,809
                                                                 =============
See accompanying notes to financial statements.



                                            BONDED MOTORS, INC.

                                       Condensed Statement of Operations

                                                (Unaudited)


                                                  For the Three Months Ended      For the Six Months Ended
                                                             June 30                       June 30
                                                  ---------------------------    ---------------------------
                                                     1999           1998              1999           1998
                                                     ----           ----              ----           ----


Net sales                                         $ 9,628,485    11,302,610     $19,395,459      19,810,652
Cost of sales                                       7,627,690     8,833,411      16,172,773      15,817,648
                                                  -----------   -----------     -----------     -----------
     Gross profit                                   2,000,795     2,469,199       3,222,686       3,993,004


Selling, general and administrative expenses        1,495,017     1,783,905       2,963,783       2,866,501
                                                  -----------    -----------    -----------     -----------
     Earnings from operations                         505,778       685,294         258,903       1,126,503


Other (expense) income:
     Interest expense                                (171,080)     (145,255)       (335,776)       (255,679)
     Interest income                                    7,929         2,086          10,008           4,171
     Other                                               -             -               -             (1,896)
                                                  -----------    ----------     -----------     -----------
     Earnings (loss) before income taxes              342,627       542,125         (66,865)        873,099


Income tax benefit (expense)                         (116,493)     (143,283)         22,734        (268,563)
                                                  -----------    ----------     -----------     -----------
     Net earnings (loss)                           $  226,134       398,842     $   (44,131)        604,536
                                                  ===========    ==========     ===========     ===========

Basic earnings (loss) per share                    $     0.07          0.13     $     (0.01)           0.20

Diluted earnings (loss) per share                        0.07          0.13           (0.01)           0.19

                                                  ===========    ==========     ===========     ===========
Weighted average common shares outstanding - basic  3,067,000     3,053,000       3,067,000       3,040,000
                                                  ===========    ==========     ===========     ===========
Weighted average common and common equivalent
  shares outstanding - diluted                      3,067,000     3,187,000       3,067,000       3,181,000
                                                  ===========     ==========    ===========     ===========



See accompanying notes to financial statements.



                               BONDED MOTORS, INC.

          Condensed Statements of Cash Flows for the Six Months Ended June 30

                                   (Unaudited)



                                                                           1999               1998
                                                                           ----               ----

Cash flows from operating activities:

     Net earnings (loss)                                                 $  (44,131)          604,536
                                                                         -----------       -----------
     Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
           Depreciation and amortization                                    193,836           141,074
           Expense on grant of options                                         -               99,000
           Loss on sale of property and equipment                              -                1,896
           (Increase) decrease in assets:
                Accounts receivable                                         495,210        (1,939,431)
                Inventories                                                 343,572        (1,181,746)
                Prepaid expenses and other assets                            69,664          (446,768)
                Deferred tax assets                                         (22,735)         (192,145)
                Prepaid income taxes                                        541,216           152,658

           Increase (decrease) in liabilities:
                Accounts payable                                            300,127         1,494,995
                Accrued expenses                                             93,076           218,834
                Accrued warranty obligations                               (162,137)          154,000
                                                                         -----------       -----------
                         Net cash provided by operating activities        1,807,698          (893,097)
                                                                         -----------       -----------
Cash flows from investing activities:

     Purchases of equipment                                                (453,929)         (586,693)
     Proceeds from sale of equipment                                           -                  500
     Restricted investment, IDB                                          (5,200,520)             -
                                                                         -----------       -----------
                         Net cash used in investing activities           (5,654,449)         (586,193)
                                                                         -----------       -----------
Cash flows from financing activities:

     Proceeds from IDB issue                                              5,130,000              -
     Cost of issuance, IDB                                                 (251,226)             -
     Net proceeds from exercise of stock options                               -               98,750
     Borrowings from bank                                                11,426,704        10,463,315
     Repayments of bank borrowings                                      (12,288,260)       (9,222,767)
     Repayment of notes payable to related parties                             -             (100,000)
     Payment of capital lease obligations                                    (6,081)             -
                                                                         -----------       -----------
                         Net cash provided by financing activities        4,011,137         1,239,298
                                                                         -----------       -----------
                         Net increase (decrease) in cash                    164,386          (239,992)

Cash at beginning of period                                                 178,245           297,043
                                                                         -----------       -----------
Cash at end of period                                                    $  342,631            57,051
                                                                         ===========       ===========

Supplemental disclosure of cash flow information:

     Cash paid for:
         Interest                                                        $  335,776           255,679
         Income taxes                                                         3,700           308,050
                                                                         ===========       ===========



See accompanying notes to financial statements.

                              BONDED MOTORS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(NOTE A)  The Company and its Significant Accounting Policies:

Bonded Motors (the Company), remanufactures automobile engines primarily for domestic and Japanese imported cars and light trucks in the United States for resale to automotive retailers, end users and installers.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six and three month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

Revenue Recognition and Core Accounting

Revenue is recognized upon shipment of product, net of a provision for core returns. The Company's customers are encouraged to return their old, rebuildable core as a credit against the identical engine purchased. The Company identifies the returned core to the original customer invoice and issues a credit memo equal to the core charge reflected on the original invoice. These core returns, recorded as a reduction to net sales, were $6,728,863 and $5,318,434 during the six months ended June 30, 1999 and 1998 respectively, and $3,254,437 and $3,406,412 during the three months ended June 30, 1999 and 1998 respectively.

Cores returned from customers are recorded into inventory on the same basis as the Company purchases cores from independent core suppliers. Customer core returns provide approximately 70% of the Company's core requirements, and independent core suppliers provide the remaining 30% of the Company's core requirements.

Earnings per Share

The weighted average common shares outstanding for the six month periods ended June 30, 1999 and 1998 were 3,067,000 and 3,040,000, respectively. For purposes of diluted earnings per share, the incremental common equivalent shares due to outstanding stock options and warrants during the six month period ended June 30, 1998 was 141,000. There were incremental common equivalent shares of 5,000 at June 30, 1999 due to outstanding stock options and warrants. These were excluded from the diluted calculation in 1999 due to their antidilutive effect. No adjustments to net income were made for the purpose of computing diluted earnings (loss) per share.

(NOTE B) Restricted Investment, IDB:

During May, 1999 the Company received $5,130,000, representing the proceeds from Industrial Development Revenue Bonds (the Bonds) which were issued on behalf of the Company by the California Infrastructure and Economic Development Bank. The proceeds can be used only for certain qualified types of expenditure, such as the acquisition of the property adjacent to Bonded's existing Los Angeles facility; new building construction on such adjacent property; refurbishment of existing structures at the existing Los Angeles site and the adjacent site; and purchases of manufacturing equipment, data processing equipment, furniture, fixtures, and the like.

The Bonds are collateralized by a standby letter of credit for $5,205,896 issued by Comerica Bank which expires on May 1, 2004. Proceeds from the Bonds are currenly restricted. The proceeds are available to the Company upon the submission of invoices representing qualifying purchases.

The Bonds are due on May 1, 2024 and bear interest at a weekly variable rate determined by comparison to the comparable bonds priced or traded under then prevailing market conditions (3.45% on June 30, 1999). Interest is payable monthly and principal payments will be due on a payment schedule to be determined once the Company draws down funds from the trust account.

At June 30, 1999 the Company had not drawn down any amounts from the investment account. However the Company has the ability to submit qualified invoices, dated up to six months prior to the issuance of the Bonds, for funding.

The trust funds are invested in short term, highly liquid investments which earn interest income. The Company must remit any net interest income, if any, as a result of the interest earned on the investment fund and the interest paid on the Bonds to U.S. Bank Trust National Association.

The Company incurred $248,631 of debt issue costs, which will be amortized over the 25 year life of the bond.

(NOTE C) Long-Term Debt:

On April 1, 1999, the Company entered into an amended and restated credit agreement (the Credit Agreement) providing for a revolving line of credit for borrowings based on a formula equal to the lesser of either $10,000,000 or the sum of (a) fifty-five (55%) of the aggregate outstanding principal balance of eligible receivables; (b) the lesser of $5,000,000 or thirty-five (35%) of eligible inventory; plus $2,500,000 which shall be subject to reduction to $1,500,000 by June 30, 1999, $500,000 by September 30, 1999 and $0 by December

31, 1999 through May 1, 2000. Borrowings under the Agreement bear interest at prime plus 0.5% or LIBOR plus 2.5% through September 29, 1999, at prime plus 0.25% or LIBOR plus 2.25% through December 30, 1999 and at prime or LIBOR plus 2% from December 31, 1999. Borrowings under the line of credit are secured by the Company's assets. Total amounts outstanding under the revolving line of credit at June 30, 1999 were $5,683,447. The Company had available borrowings under the line of credit of $903,681 at June 30, 1999.

The Credit Agreement also provides for a term loan for borrowings up to $1,500,000 for a period of five years from the date of funding. This facility is to be used for general corporate purposes. New advances under the credit agreement shall bear interest at prime plus 0.75% or LIBOR plus 2.75% through September 29, 1999, at prime plus 0.5% or LIBOR plus 2.50% through December 30, 1999 and at prime plus 0.25% or LIBOR plus 2.25 % from December 31, 1999 and are secured by the assets of the Company. At June 30, 1999, $1,162,856 had been drawn down and was outstanding under this facility. The Company had available borrowings under this facility of $337,144 at June 30, 1999.

The Credit Agreement includes various financial covenants, the more significant of which are tangible net worth, debt coverage ratio, quick ratio and cash flow coverage ratio. The Company was not in compliance with the tangible net worth, quick ratio and cash flow coverage ratio covenants as of June 30, 1999. The Company has obtained a waiver of the covenants at June 30, 1999.

(NOTE D)  Income Taxes:

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

(NOTE E)  Stockholders'  Equity and Stock Options:

The Company adopted a stock option plan in January 1996 which provides for the issuance of options to employees, officers and directors of the Company to purchase up to an aggregate of 400,000 shares of common stock. In 1997, the plan was amended to increase the number of shares of common stock that could be purchased to an aggregate of 600,000 shares. In February 1998, the Company granted stock options for 70,000 shares at an exercise price of $9.50, the fair market value as of the date of the grant, to the officers. In July 1998, the Company granted stock options for 4,000 shares at an exercise price of $9.625, the fair market value as of the date of the grant, to employees. In March 1999, the Company granted stock options for 70,000 shares at an exercise price of $2.75, the fair market value as of the date of the grant, to management. During 1998, 29,600 options were exercised for total proceeds of $167,400 and 10,000 options were canceled upon termination of employment by one of employees. During 1999, 162,000 options were canceled upon termination of employment by employees. No options were exercised during the six months of 1999.

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

                         PART I - FINANCIAL INFORMATION

Item 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

RESULTS OF OPERATIONS:

Net sales for the six months and three months ended June 30, 1999 decreased $415,193 or 2.1% and 1,674,125 or 14.8%, respectively, over the comparable periods a year earlier. For such six month periods the decrease was from $19,810,652 to $19,395,459 and for such three month periods the decrease was from $11,302,610 to $9,628,485. The decrease in sales was primarily the result of decreased sales volume to existing national automobile chain store customers.

Cost of goods sold for the six and three months ended June 30, 1999 increased $355,125 or 2.2% and decreased $1,205,721 or 13.6%, respectively, over the comparable periods a year earlier. For such six month periods the increase was from $15,817,648 to $16,172,773 and for such three month periods the decrease was from $8,833,411 to $7,627,690. The increase in cost of goods sold for the six month periods was primarily attributable to manufacturing costs associated with the expansion of the Company's production capacity, higher than historical return rates, increased warranty costs per engine sold, increased warranty experience rate, and increased inbound freight costs due primarily to the return activity. The decrease in cost of goods for the three month periods was attributable to decreased sales. Cost of goods sold as a percentage of net sales increased over the six month periods from 79.8% to 83.4% and increased over the three months periods from 78.2% to 79.2%.

Selling, general and administrative expenses consist primarily of management, clerical and administrative salaries and costs of additional outside salespersons, professional services and freight. Selling, general and administrative expenses for the six and three months ended June 30, 1999 increased $97,282 or 3.4% and decreased $288,888 or 16.2% over the comparable periods a year earlier. Selling, general and administrative expenses as a percentage of sales increased from 14.5% to 15.3% for the comparable six month periods and decreased from 15.8% to 15.5% for comparable three periods. The increase in selling, general and administrative expenses for the six month periods was primarily attributable to the addition of new sales personnel and increased outbound freight costs associated with return activity. The decrease in selling, general and administrative expenses for the three month periods was attributable to reduced freight cost during the recent periods in connection with decreased level of sales and the recognition of $99,000 of expense in 1998 for options granted to consultants as compensation for services rendered for the three months ended June 30, 1998.

Earnings from operations for the six and three months ended June 30, 1999 decreased $867,600 and decreased $179,516, respectively, over the comparable period a year earlier.

Interest expense for the six and three months ended June 30, 1999 increased $80,097 and $25,825, respectively, over the comparable period a year earlier. The increase was primarily attributable to increased borrowings.

Pre-tax income for the six and three months ended June 30, 1999 decreased $939,964 for the six month periods and decreased $199,498 for the three month periods from the comparable quarter a year earlier. After tax earnings decreased $648,667 for the six month periods and decreased $172,708 for three month period from a year earlier, due to the items mentioned above.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's operations have been financed principally by borrowings under a bank credit facility and cash flows from operations. At June 30, 1999, the Company's working capital was $3,362,400.

Net cash provided by operating activities during the six months ended June 30, 1999 of $1,807,698 was primarily due to a decrease in accounts receivable and inventory.

Net cash used in investing activities for the six months ended June 30, 1999 of $5,654,449 was primarily to invest the proceeds from the issuance of the Bond and to purchase new equipment during the period.

Net cash provided by financing activities for the six months ended June 30, 1999 of 4,011,137 was primarily from net borrowings from the bank and from the issuance of the Bond during the period.

The Company's accounts receivable as of June 30, 1999 was $3,423,289. This represents a decrease of $495,210 or 12.6% over accounts receivable on December 31, 1998, and is due to more prompt payment from customers.

The Company's inventory as of June 30, 1999 was $9,562,414 which represents a decrease of $343,572 or 3.5% over inventory as of December 31, 1998. The decrease is primarily attributable to the Company's planned reduction in finished goods inventory.

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

Review of the Company's hardware and software is ongoing. The Company has retained the services of an outside consultant to examine, modify and/or update all hardware and software. The Company has completed on site testing of all systems in June, 1999, and found that mission critical systems continued to function normally when the system's calendar was changed to January, 2000.

The Company has initiated communications with all of its key business partners to determine their extent and plans for Year 2000 compliance. This process is ongoing and is expected to continue throughout 1999.

Where needed, the Company will establish contingency plans based on the Company's actual testing experience and assessment of outside risks. However, to the extent outside support systems, such as suppliers, may not be Year 2000 compliant by the end of 1999, such noncompliance could result in circumstances which could have a material adverse effect on the Company's business, financial condition, and operating results.

                          PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     (a) The Company's annual meeting of stockholders was held on May 10, 1999.

     (b) The directors elected at the meeting were:

                                            For        Against     Abstain

         Aaron Landon                     2,326,482         -        17,482
         William Robinson                 2,326,502         -        17,462
         Cornelius P. McCarthy III        2,326,502         -        17,462
         John F. Creamer                  2,326,502         -        17,462
         Robert L. Green                  2,326,502         -        17,462


     (c) Other matters voted upon at the meeting and the results of those voted were as follows:

                                            For          Against     Abstain

         Ratification of Appointment of   2,339,664        3,700        600
         Independent Auditors

The foregoing matters are described in detail in the Company's proxy statement dated April 10, 1999 for the 1999 Annual Meeting of Stockholders.



Item 6. Exhibits and Reports on Form 8-K

     (a)   Exhibits:
             None

     (b)   Reports on Form 8-K
             None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrants caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.


                                          Bonded Motors, Inc.




Dated: July 29, 1999                      By:/S/PAUL SULLIVAN
                                             Paul Sullivan
                                             Chief Financial Officer
                                     -14-