Form 10QSB
period 1999-09-30
BONDED MOTORS INC
filed 1999-11-15
CIK 1006376

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB

----
 x    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----  ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30,1999


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


There were 3,067,140 shares of common stock outstanding at November 15, 1999.

                              BONDED MOTORS, INC.

                                     INDEX

Part I - Financial Information                                           Page

         Item 1.  Financial Statements

         Condensed Balance Sheet as of September 30, 1999                  3

         Condensed Statements of Operations for the three and nine month
                  periods ended September 30, 1999, and 1998               4

         Condensed Statements of Cash Flows for the nine month periods
                  ended September 30, 1999, and 1998                       5

         Notes to Condensed Financial Statements                          6-9

         Item 2.  Management's Discussion and Analysis or
                  Plan of Operation                                      10-12

Part II- Other Information


         Item 6.  Exhibits and Reports                                     13

         Signature                                                         14

                               BONDED MOTORS, INC.
                            Condensed Balance Sheet
                               September 30, 1999
                                  (Unaudited)

                                     Assets
Current assets:
     Cash                                                         $    110,168
     Trade accounts receivable (less allowance for doubtful
        accounts of $502,029)                                        3,766,402
     Inventories:
        Parts                                                        2,649,316
        Work in process                                              1,398,171
        Finished goods                                               6,275,832
                                                                 -------------
                                                                    10,323,319
                                                                 -------------

     Prepaid expenses and other current assets                         320,631
     Prepaid income taxes                                               13,216
                                                                 -------------
        Total current assets                                        14,533,736
                                                                 -------------

Restricted investment, IDB (note B)                                  4,596,904
Property and equipment, at cost:
     Machinery and equipment                                         3,779,282
     Furniture and fixtures                                            650,076
                                                                 -------------
                                                                     4,429,358
     Less accumulated depreciation                                   1,859,886
                                                                 -------------
        Net property and equipment                                   2,569,472
                                                                 -------------

Goodwill, less accumulated amortization of $ 45,024                    166,855
Cost of issuance, IDB less accumulated amortization
   of $ 3,315 (note B)                                                 247,911
                                                                 -------------
                                                                  $ 22,114,878
                                                                 =============

                      Liabilities and Shareholders' Equity
Current liabilities:
     Notes payable to bank (note C)                               $    464,844
     Short-term debt (note C)                                        7,025,793
     Accounts payable                                                3,142,546
     Accrued expenses                                                  517,819
     Accrued warranty obligations                                      961,813
     Current installments of capital lease obligations                   9,160
                                                                 -------------
        Total current liabilities                                   12,121,975
                                                                 -------------

IDB obligation (note B)                                              5,130,000
Capital lease obligations, excluding current installments                7,749

Shareholders' equity:  (note E)
     Preferred stock, no par value.  Authorized 1,000,000
       shares; none issued and outstanding                                -
     Common stock, no par value.  Authorized 10,000,000
       shares; issued and outstanding
        3,067,140 shares                                             5,040,719
     Additional paid-in capital                                        104,000
     Retained deficit                                                 (189,565)
     Notes receivable from exercise of stock options                  (100,000)
                                                                 -------------
        Total shareholders' equity                                   4,855,154
                                                                 -------------
                                                                  $ 22,114,878
                                                                 =============
See accompanying notes to condensed financial statements.



                                            BONDED MOTORS, INC.

                                       Condensed Statement of Operations

                                                (Unaudited)


                                                  For the Three Months Ended      For the Nine Months Ended
                                                          September 30                   September 30
                                                  ---------------------------    ---------------------------
                                                     1999           1998              1999           1998
                                                     ----           ----              ----           ----


Net sales                                        $  8,140,658    10,807,015     $27,536,117      30,617,667
Cost of sales                                       7,253,721     8,622,708      23,426,494      24,440,356
                                                  -----------    ----------     -----------     -----------
     Gross profit                                     886,937     2,184,307       4,109,623       6,177,311


Selling, general and administrative expenses        1,208,700     1,336,788       4,172,483       4,203,289
                                                  -----------    ----------     -----------     -----------
     Earnings (loss) from operations                 (321,763)      847,519         (62,860)      1,974,022


Other (expense) income:
     Interest expense                                (206,071)     (108,903)       (541,847)       (364,582)
     Interest income                                   43,733         2,088          53,741           6,259
     Other                                               -             -               -             (1,896)
                                                  -----------    ----------     -----------     -----------
     Earnings (loss) before income taxes             (484,101)      740,704        (550,966)      1,613,803


Income tax benefit (expense)                       (2,076,805)     (262,501)     (2,054,071)       (531,064)
                                                  -----------    ----------     -----------     -----------
     Net earnings (loss)                         $ (2,560,906)      478,203     $(2,605,037)      1,082,739
                                                  ===========    ==========     ===========     ===========

Basic earnings (loss) per share                  $      (0.83)         0.16     $     (0.85)           0.35

Diluted earnings (loss) per share                       (0.83)         0.15           (0.85)           0.34

                                                  ===========    ==========     ===========     ===========
Weighted average common shares outstanding - basic  3,067,000     3,062,000       3,067,000       3,052,000
                                                  ===========    ==========     ===========     ===========
Weighted average common and common equivalent
  shares outstanding - diluted                      3,067,000     3,133,000       3,067,000       3,168,000
                                                  ===========    ==========     ===========     ===========



See accompanying notes to condensed financial statements.



                               BONDED MOTORS, INC.

          Condensed Statements of Cash Flows for the Nine Months Ended September 30

                                   (Unaudited)



                                                                            1999               1998
                                                                            ----               ----

Cash flows from operating activities:

     Net earnings (loss)                                                $ (2,605,037)        1,082,739
                                                                          -----------       -----------
     Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
           Depreciation and amortization                                     296,796           217,930
           Expense on grant of options                                          -               99,000
           Loss on sale of property and equipment                               -                1,896
           (Increase) decrease in assets:
                Accounts receivable                                          152,097        (1,429,632)
                Inventories                                                 (417,333)       (2,618,998)
                Prepaid expenses and other assets                            130,980          (316,038)
                Deferred tax assets                                        2,365,640          (366,987)
                Prepaid income taxes                                         541,216           415,227

           Increase (decrease) in liabilities:
                Accounts payable                                             (36,430)        1,171,066
                Accrued expenses                                              14,365           151,765
                Accrued warranty obligations                                 (61,411)          247,000
                                                                          -----------       -----------
                       Net cash provided by (used in) operating activities   380,883        (1,345,032)
                                                                          -----------       -----------
Cash flows from investing activities:

     Purchases of equipment                                                 (504,710)         (772,917)
     Proceeds from sale of equipment                                            -                  500
     Restricted investment, IDB                                           (4,596,904)             -
                                                                          -----------       -----------
                       Net cash used in investing activities              (5,101,614)         (772,417)
                                                                          -----------       -----------
Cash flows from financing activities:

     Proceeds from IDB issue                                               5,130,000              -
     Cost of issuance, IDB                                                  (251,226)             -
     Net proceeds from exercise of stock options                                -              157,000
     Borrowings from bank                                                 16,958,608        16,750,665
     Repayments of bank borrowings                                       (17,175,830)      (14,872,270)
     Repayment of notes payable to related parties                              -             (100,000)
     Payment of capital lease obligations                                     (8,898)           31,153
                                                                          -----------       -----------
                       Net cash provided by financing activities           4,652,654         1,966,548
                                                                          -----------       -----------
                       Net decrease in cash                                  (68,077)         (150,901)

Cash at beginning of period                                                  178,245           297,043
                                                                          -----------       -----------
Cash at end of period                                                   $    110,168           146,142
                                                                          ===========       ===========

Supplemental disclosure of cash flow information:

     Cash paid for:
         Interest                                                       $    541,847           364,582
         Income taxes                                                          3,700           482,824
                                                                          ===========       ===========



See accompanying notes to condensed financial statements.

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

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine and three month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

REVENUE RECOGNITION AND CORE ACCOUNTING

Revenue is recognized upon shipment of product, net of a provision for core returns. The Company's customers are encouraged to return their old, rebuildable core as a credit against the identical engine purchased. The Company identifies the returned core to the original customer invoice and issues a credit memo equal to the core charge reflected on the original invoice. These core returns, recorded as a reduction to net sales, were $9,738,312 and $9,116,010 during the nine months ended September 30, 1999 and 1998 respectively, and $3,009,449 and $3,797,576 during the three months ended September 30, 1999 and 1998 respectively.

Cores returned from customers are recorded into inventory on the same basis as the Company purchases cores from independent core suppliers. Customer core returns provide approximately 70% of the Company's core requirements, and independent core suppliers provide the remaining 30% of the Company's core requirements.

EARNINGS (LOSS)PER SHARE

The weighted average common shares outstanding for the three and nine month periods ended September 30, 1999 and 1998 were 3,067,000 and 3,062,000, and 3,067,000 and 3,052,000, respectively. For the three and nine month periods ended September 30, 1999 and 1998 approximately zero and 8,000, and 71,000 and 116,000, respectively of potentially dilutive common shares, were not included in the calculation of diluted net loss per share as they are antidilutive. No adjustments to net income were made for the purpose of computing diluted earnings (loss) per share.

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

The Bonds are collateralized by a standby letter of credit for $5,205,896 issued by Comerica Bank which expires on May 1, 2004. Proceeds from the Bonds are currently restricted. The proceeds are available to the Company upon the submission of invoices representing qualifying purchases.

The Bonds are due on May 1, 2024 and bear interest at a weekly variable rate determined by comparison to comparable bonds priced or traded under then prevailing market conditions (3.45% on September 30, 1999). Interest is payable monthly and principal payments will be due on a payment schedule to be determined once the Company draws down funds from the trust account.

At September 30, 1999 the Company had drawn down $ 554,788 for equipment acquisition and $ 102,600 cost of issuance reimbursement from the investment account.

The trust funds are invested in short term, highly liquid investments which earn interest income. The Company must remit any net interest income, if any, as a result of the interest earned on the investment fund and the interest paid on the Bonds to U.S. Bank Trust National Association.

The Company incurred $248,631 of debt issue costs, which are being amortized over the 25 year life of the bond.

(NOTE C) LONG-TERM DEBT:

On April 1, 1999, the Company entered into an amended and restated credit agreement (the Credit Agreement) providing for a revolving line of credit for borrowings through May 1, 2000 based on a formula equal to the lesser of either $10,000,000 or the sum of (a) fifty-five percent (55%) of the aggregate outstanding principal balance of eligible receivables; (b) the lesser of $5,000,000 or thirty-five percent (35%) of eligible inventory; plus $2,500,000 which shall be subject to reduction to $1,500,000 by June 30, 1999, $500,000 by September 30, 1999 and $0 by December 31, 1999. The reduction to $500,000 by September 30, 1999 was not met, however, the bank agreed to allow the Company to continue to use the $1,500,000 overformula through October 29, 1999. The above calculated revolving line of credit provided for a borrowing base of $6,680,065 at September 30, 1999. On August 31, 1999, the Company amended the Credit Agreement to provide for a revolving line of credit with an interest rate of prime (8.25% on September 30, 1999) plus 1%. Borrowings under the line of credit are secured by the Company's assets. Total amounts outstanding under the revolving line of credit at September 30, 1999 were $7,025,793. The Company had no available borrowings under the line of credit at September 30, 1999.

The Credit Agreement also provides for a term loan for borrowings up to $1,500,000 for a period of five years from the date of funding. This facility is to be used for general corporate purposes. On August 31, 1999, the Company amended the Credit Agreement to provide for a term loan with an interest rate of prime (8.25% on September 30, 1999) plus 1.25% and is secured by the assets of the Company. At September 30, 1999, $ 464,844 had been drawn down and was outstanding under this facility. The Company had available borrowings under this facility of $1,035,156 at September 30, 1999.

The Credit Agreement includes various financial covenants, the more significant of which are tangible net worth, debt coverage ratio, quick ratio and cash flow coverage ratio. The Company was not in compliance with the tangible net worth, debt coverage ratio, quick ratio and cash flow coverage ratio covenants as of September 30, 1999. The Company has classified all amounts outstanding under the Credit Agreement as a current liability due to the Company's non-compliance with its debt covenants.

As stated in its announcement of October 14, 1999, the Company is working diligently with its bank to remedy this situation. The Company has been working closely with its major trade suppliers through Motor Equipment Manufacturers' Association (MEMA) and Comerica Bank-California ("the Bank") in order to formulate a plan for reduction of the Company's indebtedness to the Bank. The proposed plan includes converting certain existing current accounts payable to a long term note with principal repayments to begin after the first quarter, 2000. The proposed plan also calls for extended payment terms on new orders placed with the Company's largest trade suppliers.

The additional cash flow expected to be generated as a result of this proposed plan will be used to reduce the Company's indebtedness to Comerica Bank-California, in exchange for which the Bank has been requested to forebear from taking any action on these defaults. Details of the plan are still being negotiated between the Company, the Bank, and MEMA.

(NOTE D)  INCOME TAXES:

During the  three months  ended  September 30, 1999,  the  Company  recorded  a
valuation  allowance of   $ 2,388,375 to reduce the Company's net deferred  tax
asset to its estimated net realizable value.

(NOTE E)  STOCKHOLDERS' EQUITY AND STOCK OPTIONS:

The Company adopted a stock option plan in January 1996 which provides for the issuance of options to employees, officers and directors of the Company to purchase up to an aggregate of 400,000 shares of common stock. In 1997, the plan was amended to increase the number of shares of common stock that could be purchased to an aggregate of 600,000 shares. In February 1998, the Company granted stock options for 70,000 shares at an exercise price of $9.50, the fair market value as of the date of the grant, to the officers. In July 1998, the Company granted stock options for 4,000 shares at an exercise price of $9.625, the fair market value as of the date of the grant, to employees. In March 1999, the Company granted stock options for 70,000 shares at an exercise price of $2.75, the fair market value as of the date of the grant, to management. During 1998, 29,600 options were exercised for total proceeds of $167,400 and 10,000 options were canceled upon termination of employment by one employee. During 1999, 162,000 options were canceled upon termination of employment by employees. No options were exercised during the nine months of 1999.

Under the Company's 1996 Incentive Stock Plan, in June, 1998 the Company granted stock options for 25,000 shares with an exercise price of $7.75, to consultants for services rendered.

The Company also adopted a directors' plan in January 1996 which provides for the issuance of options to outside directors of the Company to purchase up to an aggregate of 50,000 shares of common stock. No options have been issued or exercised to outside directors since 1998.

During 1996, the Company issued 100,000 warrants to purchase common stock to the Company's underwriters on completion of the Company's initial public offering. These warrants have exercise prices of $7.05 per share, the then estimated fair market value, vesting over one year, with a five-year term. No warrants have been issued or exercised since 1998.

                         PART I - FINANCIAL INFORMATION

Item 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the condensed financial statements and notes thereto appearing elsewhere herein.

RESULTS OF OPERATIONS:

Net sales for the nine months and three months ended September 30, 1999 decreased $3,081,550 or 10.1% and 2,666,357 or 24.7%, respectively, over the comparable periods a year earlier. For such nine month periods the decrease was from $30,617,667 to $27,536,117 and for such three month periods the decrease was from $10,807,015 to $8,140,658. The decreases in sales were primarily the result of decreased sales volume to a major national customer.

Cost of goods sold for the nine and three months ended September 30, 1999 decreased $1,013,862 or 4.1% and decreased $1,368,987 or 15.9%, respectively, over the comparable periods a year earlier. For such nine month periods the decrease was from $24,440,356 to $23,426,494 and for such three month periods the decrease was from $8,622,708 to $7,253,721. The decreases in cost of goods were attributable to decreased sales. Cost of goods sold as a percentage of net sales increased over the nine month periods from 79.8% to 85.1% and increased over the three months periods from 79.8% to 89.1%. The increases in cost of goods sold as a percentage of net sales are attributable to the increased warranty returns and costs per engine. Notwithstanding the decline in sales, warranty expenses increased $166,590 and $1,863 for the nine and three month periods ended September 30, 1999 over the comparable periods a year earlier.

Selling, general and administrative expenses consist primarily of management, clerical and administrative salaries and costs of additional outside salespersons, professional services and freight. Selling, general and administrative expenses for the nine and three months ended September 30, 1999 decreased $30,806 or 0.7% and decreased $128,088 or 9.6% over the comparable periods a year earlier. Selling, general and administrative expenses as a percentage of sales increased from 13.7% to 15.2% for the comparable nine month periods and increased from 12.4% to 14.8% for comparable three month periods. The decreases in selling, general and administrative expenses were primarily attributable to reduced freight cost during the recent periods in connection with the decreased level of sales.

Earnings from operations for the nine and three months ended September 30, 1998 were $1,974,022 and $847,519,respectively, and the loss from operations for the nine and three months ended Sepetmber 30, 1999 were $(62,860) and $(321,763).

Interest expense for the nine and three months ended September 30, 1999 increased $177,265 and $97,168, respectively, over the comparable period a year earlier. The increase was primarily attributable to increased borrowings.

During the three months ended September 30, 1999, the Company recorded a valuation allowance of $2,388,375 to reduce the Company's net deferred tax asset to its estimated net realizable value. After tax earnings for the nine and three months ended September 30, 1998 were $1,082,739 and $478,203, respectively, and after tax loss for the nine and three months ended September 30, 1999 were $2,605,037 and 2,560,906, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's operations have been financed principally by borrowings under a bank credit facility and cash flows from operations. At September 30, 1999, the Company's working capital was $2,411,761.

Net cash provided by operating activities during the nine months ended September 30, 1999 of $380,883 was primarily due to reduction in prepaid income taxes.

Net cash used in investing activities for the nine months ended September 30, 1999 of $5,101,614 was primarily to invest the proceeds from the issuance of the Bond and to purchase new equipment during the period.

Net cash provided by financing activities for the nine months ended September 30, 1999 of $4,652,654 was primarily from the issuance of the Bond during the period.

The Company's accounts receivable as of September 30, 1999 was $3,766,402. This represents a decrease of $ 152,097 or 3.9% over accounts receivable on December 31, 1998, and is due to decreased sales.

The Company's inventory as of September 30, 1999 was $10,323,319 which represents a increase of $417,333 or 4.2% over inventory as of December 31, 1998. The increase is primarily attributable to the Company's increasing finished goods inventory at all distribution centers.

We are currently in violation of our working capital line of credit and are working with the lender and our trade suppliers to develop a plan to provide the Company with working capital to continue to fund the Company's operations. See Note (C) to the condensed financial statements. If we are unable to reach an agreement with the bank and or trade suppliers on a plan, we will be required to seek additional financing alternatives. If we are unable to obtain the necessary additional financing, our business, financial, and operating results may be materially adversely affected.

YEAR 2000

Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company has assessed the internal readiness of its computer systems for handling the year 2000 and has sucessfully implemented the system programming changes necessary to address year 2000 issues.

Review of the Company's hardware and software is complete. The Company retained the services of an outside consultant to examine, modify and/or update all hardware and software. The Company has completed on site testing of all systems in June, 1999, and found that mission critical systems continued to function normally when the system's calendar was changed to January, 2000.

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


                                             Bonded Motors, Inc.




Dated: November 15, 1999                     By:/S/PAUL SULLIVAN
                                             Paul Sullivan
                                             Chief Financial Officer
                                     -14-